Form 10-K
period 2016-12-31
CFCRE 2016-C4 Mortgage Trust
filed 2017-03-29
CIK 1671048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of the issuing entity: 333-207567-02

Central Index Key Number of the issuing entity: 0001671048

CFCRE 2016-C4 Mortgage Trust

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001515166

CCRE Commercial Mortgage Securities, L.P.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0001558761

Cantor Commercial Real Estate Lending, L.P.

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001632269

Benefit Street Partners CRE Finance LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001238163

Société Générale

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	81-2261823 38-4005785 (I.R.S. Employer Identification Numbers)

c/o U.S. Bank National Association

as Certificate Administrator

190 S. LaSalle Street

Chicago, IL

(Address of principal executive offices of the issuing entity)

60603

(Zip Code)

Registrant’s telephone number, including area code:

(212) 915-1700

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐  No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTES

The 215 West 34th Street & 218 West 35th Street Mortgage Loan, the Renaissance Cincinnati Mortgage Loan, the AvidXchange Mortgage Loan, the Madbury Commons Mortgage Loan, the 3 Executive Campus Mortgage Loan and the Home Depot - Elk Grove Village Mortgage Loan, which constituted approximately 5.4%, 4.1%, 3.7%, 3.5%, 2.0% and 1.3%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the 215 West 34th Street & 218 West 35th Street Mortgage Loan which is an asset of the issuing entity and two other pari passu loans, which are not assets of the issuing entity, (b) with respect to the Renaissance Cincinnati Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity, (c) with respect to the AvidXchange Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity, (d) with respect to the Madbury Commons Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity, (e) with respect to the 3 Executive Campus Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity and (f) with respect to the Home Depot - Elk Grove Village Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the 215 West 34th Street & 218 West 35th Street Mortgage Loan, the Renaissance Cincinnati Mortgage Loan, the AvidXchange Mortgage Loan, the Madbury Commons Mortgage Loan, the 3 Executive Campus Mortgage Loan and the Home Depot - Elk Grove Village Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association is the master servicer under the Pooling and Servicing Agreement. The responsibilities of Berkeley Point Capital LLC, as primary servicer of each of these loan combinations with respect to the issuing entity (except with respect to the 215 West 34th Street & 218 West 35th Street Mortgage Loan and the Renaissance Cincinnati Mortgage Loan, which are being serviced by Berkeley Point Capital LLC), are subsumed within its responsibilities as master servicer under the Pooling and Servicing Agreement. Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under the Pooling and Servicing Agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the NMS Los Angeles Multifamily Portfolio Mortgage Loan, which constituted approximately 3.0% of the asset pool of the issuing entity as of its cut-off date.  The NMS Los Angeles Multifamily Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the NMS Los Angeles Multifamily Portfolio Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the COMM 2015-CCRE27 Mortgage Trust transaction, Commission File Number 333-193376-24 (the “COMM 2015-CCRE27 Transaction”). This loan combination, including the NMS Los Angeles Multifamily Portfolio Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the COMM 2015-CCRE27 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K. Berkeley Point Capital LLC is the primary servicer under the pooling and servicing agreement for the COMM 2015-CCRE27 Transaction.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the One Commerce Plaza Mortgage Loan, which constituted approximately 3.9% of the asset pool of the issuing entity as of its cut-off date.  The One Commerce Plaza Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the One Commerce Plaza Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of the loan combination was securitized in the CFCRE 2016-C3 Mortgage Trust transaction, Commission File Number 333-207567-01 (the “CFCRE 2016-C3 Transaction”). This loan combination, including the One Commerce Plaza Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the CFCRE 2016-C3 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the CFCRE 2016-C3 Transaction. The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the CFCRE 2016-C3 Transaction. Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Hyatt Regency St. Louis at The Arch Mortgage Loan and the AG Life Time Fitness Portfolio Mortgage Loan, which constituted approximately 6.4% and 5.4%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Hyatt Regency St. Louis at The Arch Mortgage Loan and the AG Life Time Fitness Portfolio Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Hyatt Regency St. Louis at The Arch Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity or (b) with respect to the AG Life Time Fitness Portfolio Mortgage Loan and three other pari passu loans, which are not assets of the issuing entity. The other pari passu portion of each loan combination was securitized in the COMM 2016-CCRE28 Mortgage Trust transaction, Commission File Number 333-206705-01 (the “COMM 2016-CCRE28 Transaction”). These loan combinations, including the Hyatt Regency St. Louis at The Arch Mortgage Loan and the AG Life Time Fitness Portfolio Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the COMM 2016-CCRE28 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the COMM 2016-CCRE28 Transaction. The responsibilities of Wells Fargo Bank, National Association, as primary servicer of these loan combinations with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the COMM 2016-CCRE28 Transaction. Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the GFH Brennan Industrial Portfolio Mortgage Loan, which constituted approximately 3.4% of the asset pool of the issuing entity as of its cut-off date.  The GFH Brennan Industrial Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the GFH Brennan Industrial Portfolio Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of the loan combination was securitized in the Citigroup Commercial Mortgage Trust 2016-P3 transaction, Commission File Number 333-207132-02 (the

“CGCMT 2016-P3 Transaction”). This loan combination, including the GFH Brennan Industrial Portfolio Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the CGCMT 2016-P3 Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the CGCMT 2016-P3 Transaction. The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the CGCMT 2016-P3 Transaction. Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the OZRE Leased Fee Portfolio Mortgage Loan, which constituted approximately 8.3% of the asset pool of the issuing entity as of its cut-off date.  The OZRE Leased Fee Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the OZRE Leased Fee Portfolio Mortgage Loan and five other pari passu loans, which are not assets of the issuing entity.  This loan combination, including the OZRE Leased Fee Portfolio Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the OZRE Leased Fee Portfolio loan combination in the CFCRE 2016-C6 Mortgage Trust transaction, Commission File Number 333-207567-03 (the “CFCRE 2016-C6 Transaction”). After the closing of the CFCRE 2016-C6 Transaction on November 22, 2016, this loan combination, including the OZRE Leased Fee Portfolio Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the CFCRE 2016-C6 Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the CFCRE 2016-C6 Transaction. The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the CFCRE 2016-C6 Transaction. Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

Wells Fargo Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer and certificate administrator of the OZRE Leased Fee Portfolio Mortgage Loan, the Hyatt Regency St. Louis at The Arch Mortgage Loan, the AG Life Time Fitness Portfolio Mortgage Loan and the One Commerce Plaza Mortgage Loan, the primary servicer of the GFH Brennan Industrial Portfolio Mortgage Loan and the certificate administrator of the NMS Los Angeles Multifamily Portfolio Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the OZRE Leased Fee Portfolio Mortgage Loan, the Hyatt Regency St. Louis at The Arch Mortgage Loan, the AG Life Time Fitness Portfolio Mortgage Loan and the One Commerce Plaza Mortgage Loan and the trustee and custodian of the NMS Los Angeles Multifamily Portfolio Mortgage Loan. As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Rialto Capital Advisors, LLC is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the OZRE Leased Fee Portfolio Mortgage Loan. As a result, Rialto Capital Advisors, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Rialto Capital Advisors, LLC in the capacities described above are listed in the Exhibit Index.

U.S. Bank National Association is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement. As a result, U.S. Bank National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by U.S. Bank National Association in the capacities described above are listed in the Exhibit Index.

Park Bridge Lender Services LLC is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement, the OZRE Leased Fee Portfolio Mortgage Loan, the Hyatt Regency St. Louis at The Arch Mortgage Loan, the AG Life Time Fitness Portfolio Mortgage Loan, the One Commerce Plaza Mortgage Loan, the GFH Brennan Industrial Portfolio Mortgage Loan and the NMS Los Angeles Multifamily Portfolio Mortgage Loan. As a result, Park Bridge Lender Services LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Park Bridge Lender Services LLC in the capacities described above are listed in the Exhibit Index.

Midland Loan Services, a Division of PNC Bank, National Association is the special servicer of the Hyatt Regency St. Louis at The Arch Mortgage Loan and the AG Life Time Fitness Portfolio Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wilmington Trust, National Association acts as trustee of the OZRE Leased Fee Portfolio Mortgage Loan, the Hyatt Regency St. Louis at The Arch Mortgage Loan, the AG Life Time Fitness Portfolio Mortgage Loan, the One Commerce Plaza Mortgage Loan and the GFH Brennan Industrial

Portfolio Mortgage Loan. Pursuant to the pooling and servicing agreement for the CFCRE 2016-C6 Transaction, the pooling and servicing agreement for the COMM 2016-CCRE28 Transaction, the pooling and servicing agreement for the CFCRE 2016-C3 Transaction and the pooling and servicing agreement for the CGCMT 2016-P3 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB. The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the OZRE Leased Fee Portfolio Mortgage Loan, the Hyatt Regency St. Louis at The Arch Mortgage Loan, the AG Life Time Fitness Portfolio Mortgage Loan, the One Commerce Plaza Mortgage Loan and the GFH Brennan Industrial Portfolio Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the master servicer under the Pooling and Servicing Agreement (except with respect to those mortgage loans for which Berkeley Point Capital LLC is the primary servicer) and the primary servicer of the OZRE Leased Fee Portfolio Mortgage Loan, the Hyatt Regency St. Louis at The Arch Mortgage Loan, the AG Life Time Fitness Portfolio Mortgage Loan, the One Commerce Plaza Mortgage Loan and the GFH Brennan Industrial Portfolio Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

With respect to the pari passu loan combinations that includes the GFH Brennan Industrial Portfolio Mortgage Loan and the One Commerce Plaza Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of C-III Asset Management LLC as special servicer of the GFH Brennan Industrial Portfolio Mortgage Loan, CWCapital Asset Management LLC as special servicer of the One Commerce Plaza Mortgage Loan and Citibank, N.A. as certificate administrator and custodian of the GFH Brennan Industrial Portfolio Mortgage Loan , listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of C-III Asset Management LLC as special servicer of the GFH Brennan Industrial Portfolio Mortgage Loan, Citibank, N.A. as certificate administrator of the GFH Brennan Industrial Portfolio Mortgage Loan and CWCapital Asset Management LLC as special servicer of the One Commerce Plaza Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1. Business.

Omitted.

Item 1A. Risk Factors.

Omitted.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Omitted.

Item 3. Legal Proceedings.

Omitted.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6. Selected Financial Data.

Omitted.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8. Financial Statements and Supplementary Data.

Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A. Controls and Procedures.

Omitted.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11. Executive Compensation.

Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14. Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, certificate administrator and custodian, CWCapital Asset Management LLC, as special servicer, C-III Asset Management LLC, as special servicer and Citibank, N.A., as certificate administrator and custodian:

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. (“Wells Fargo Bank”), in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee’s alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). Motions to dismiss all of the actions are pending except for the recently filed State Court Complaint. There can be no assurances as to the outcome of the litigations, or the possible impact of the litigations on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

On January 24, 2016 PSW NYC LLC commenced a complaint (the “PSW Complaint”) with the Supreme Court of the State of New York, County of New York (the “PSW Court”) against Bank of America, N.A. as trustee under the pooling and servicing agreements for Wachovia Bank Commercial Mortgage Trust 2007-C30 and COBALT CMBS Commercial Trust 2007-C2, U.S. Bank National Association as Trustee under the pooling and servicing agreements for Wachovia Bank Commercial Mortgage Trust 20007-C31, ML-CFC Commercial Mortgage Trust 2007-5 and ML-CFC Commercial Mortgage Trust 2007-6 (collectively, the “Trusts”), PCV-M Holdings LLC and CWCapital Asset Management LLC, individually and as special servicer for the Trusts (collectively, the “Defendants”) seeking either (a) damages in an amount to be determined by the PSW Court but alleged by the plaintiffs to be approximately $500,000,000 – such amount being the amount PSW NYC LLC alleges would have been recovered on certain mezzanine loans (the “Mezzanine Loans”) related to the Peter Cooper Village and Stuyvesant Town property (the “PCVST Property”) in New York City which PSW NYC LLC sold to an entity related to the Defendants pursuant to a settlement agreement related to certain prior litigation (the “Settlement Agreement”) or (b) the rescission of the Settlement Agreement which would result in, among other things, the rescission of the sale of the Mezzanine Loans and a claim for certain proceeds from the sale of the PCVST Property. PSW NYC LLC alleges that the Defendants procured the Settlement Agreement by fraud and further that the terms of the Settlement Agreement were breached by the Defendants. On February 26, 2016, CWCAM on behalf of itself and the other Defendants filled a motion to dismiss the complaint (the “CWCAM Motion to Dismiss”). Oral argument has been set by the PSW Court on the CWCAM Motion to Dismiss for August 23, 2016. There can be no assurances as to the outcome of this CWCAM Motion to Dismiss or the PSW Complaint or the possible impact on CWCAM. However, CWCAM believes that it was not guilty of any fraud in the procurement of the Settlement Agreement, that it performed its obligations under applicable pooling and servicing agreements in good faith and disputes PSW NYC LLC allegations. CWCAM intends to vigorously contest such allegations.

On May 12, 2016, certain holders of certificates issued by Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Series 2007-C5 Trust (the “2007-C5 Trust”) filed suit in the Supreme Court of the State of New York, County of New York derivatively for the 2007-C5 Trust (M.H. Davidson & Co, et. al. against C-III Asset Management, LLC (“C-III AM”), Supreme Court of New York County of New York Index No. 652571/2016) alleging, among other things, that C-III AM as special servicer for the 2007-C5 Trust breached its duties to the 2007-C5 Trust by undervaluing a mortgage loan which was purchased by the third party directing certificateholder for the 2007-C5 Trust pursuant to the governing pooling and servicing agreement. The plaintiffs have alleged damages in an amount no less than $25,000,000.  On July 1, 2016, C-III AM filed a motion to dismiss.  A hearing on the motion was held on March 6, 2017, and is pending a ruling.  There can be no assurances as to the outcome of this motion or the proceeding or the possible impact on C-III AM. However, C-III AM believes that it performed its obligations under the related pooling and servicing agreement in good faith, and that its actions were proper.  C-III AM believes the plaintiffs’ claims are unfounded and intends to vigorously defend itself and contest the claims.

Citibank, N.A. (“Citibank”) is acting as certificate administrator and custodian of the CGCMT 2016-P3 CMBS transaction. In the ordinary course of business, Citibank is involved in a number of legal proceedings, including in connection with its role as trustee of certain RMBS transactions. Certain of these Citibank as trustee-related matters are disclosed herein.

On June 18, 2014, a civil action was filed against Citibank in the Supreme Court of the State of New York by a group of investors in 48 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, asserting claims for purported violations of the Trust Indenture Act of 1939 (the “Trust Indenture Act”), breach of contract, breach of fiduciary duty and negligence based on Citibank’s alleged failure to perform its duties as trustee for the 48 RMBS trusts. On November 24, 2014, plaintiffs sought leave to withdraw this action. On the same day, a smaller subset of similar plaintiff investors in 27 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, filed a new civil action against Citibank in the United States District Court for the Southern District of New York asserting similar claims as the prior action filed in state court. In January 2015, the court closed plaintiffs’ original state court action. Citibank’s motion to dismiss the federal complaint was fully briefed as of May 13, 2015. On September 8, 2015, the federal court dismissed all claims as to 24 of the 27 trusts and allowed certain of the claims to proceed as to the other three trusts. Subsequently, plaintiffs voluntarily dismissed all claims with respect to two of the three trusts. This case is still pending as to the one remaining trust at issue.

On November 24, 2015, the same investors that brought the federal case brought a new civil action in the Supreme Court of the State of New York related to 25 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee. This case includes the 24 trusts previously dismissed in the federal action, and one additional trust. The investors assert claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of New York’s Streit Act (the “Streit Act”). Citibank’s motion to dismiss was fully briefed as of April 15, 2016. Following oral argument on Citibank’s motion to dismiss, Plaintiffs filed an amended complaint on August 5, 2016. Citibank’s motion to dismiss the amended complaint was fully briefed as of October 21, 2016. We await a decision.

On August 19, 2015, the Federal Deposit Insurance Corporation (FDIC) as Receiver for a financial institution filed a civil action against Citibank in the Southern District of New York. This action relates to one private-label RMBS trust for which Citibank formerly served as trustee. FDIC asserts claims for breach of contract, violation of the Streit Act, and violation of the Trust Indenture Act. Citibank jointly briefed a motion to dismiss with The Bank of New York Mellon and U.S. Bank, entities that have also been sued by FDIC in their capacity as trustee, and whose cases are also in front of Judge Carter. Defendants’ joint motion to dismiss was fully briefed as of March 22, 2016. On September 30, 2016, the Court granted Citibank’s motion to dismiss the complaint without prejudice for lack of subject matter jurisdiction. On October 14, 2016, FDIC filed a motion for reargument or relief from judgment from the Court’s dismissal order. On October 25, 2016, the court granted leave for defendants to file an opposition brief. Defendants filed their opposition on November 15, 2016 and Plaintiff filed its reply brief on November 22, 2016. We await a decision from the Court on plaintiff’s motion.

There can be no assurances as to the outcome of litigation or the possible impact of litigation on the trustee or the RMBS trusts. However, Citibank denies liability and continues to vigorously defend against these litigations. Furthermore, neither the above-disclosed litigations nor any other pending legal proceeding involving Citibank will materially affect Citibank’s ability to perform its duties as certificate administrator and custodian under pooling and servicing agreement for the CGCMT 2016-P3 CMBS transaction.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in the prospectus of the Registrant relating to the issuing entity filed on May 18, 2016 pursuant to Rule 424(b)(2).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the NMS Los Angeles Multifamily Portfolio Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the COMM 2015-CCRE27 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the pooling and servicing agreement for the COMM 2015-CCRE27 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the COMM 2015-CCRE27 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the One Commerce Plaza Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the CFCRE 2016-C3 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the pooling and servicing agreement for the CFCRE 2016-C3 Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CFCRE 2016-C3 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Hyatt Regency St. Louis at The Arch Mortgage Loan and the AG Life Time Fitness Portfolio Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the COMM 2016-CCRE28 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the pooling and servicing agreement for the COMM 2016-CCRE28 Transaction incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the COMM 2016-CCRE28 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the GFH Brennan Industrial Portfolio Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the CGCMT 2016-P3 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit O to the pooling and servicing agreement for the CGCMT 2016-P3 Transaction incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CGCMT 2016-P3 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the OZRE Leased Fee Portfolio Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the CFCRE 2016-C6 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the pooling and servicing agreement for the CFCRE 2016-C6 Transaction incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CFCRE 2016-C6 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1	Pooling and Servicing Agreement, dated as of May 1, 2016, by and among CCRE Commercial Mortgage Securities, L.P., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, U.S. Bank National Association, as Trustee, Certificate Administrator and Paying Agent, U.S. Bank National Association, as Custodian, Park Bridge Lender Services LLC, as Operating Advisor and Park Bridge Lender Services LLC as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.2	Pooling and Servicing Agreement, dated as of October 1, 2015, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC , as Special Servicer, Wells Fargo Bank, National Association, as Trustee, Certificate Administrator, Paying Agent and Custodian and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.3	Pooling and Servicing Agreement, dated as of January 1, 2016, by and among CCRE Commercial Mortgage Securities, L.P., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, CWCapital Asset Management LLC, as Special Servicer, Wilmington Trust, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, Park Bridge Lender Services LLC, as Operating Advisor and Park Bridge Lender Services LLC as Asset Representations Reviewer (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.4	Pooling and Servicing Agreement, dated as of February 1, 2016, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National

Association, as Special Servicer, Wilmington Trust, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, Park Bridge Lender Services LLC, as Operating Advisor and Park Bridge Lender Services LLC, as Asset Representations Reviewer (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.5	Pooling and Servicing Agreement, dated as of April 1, 2016, by and among Citigroup Commercial Mortgage Securities Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, C-III Asset Management LLC, as Special Servicer, Park Bridge Lender Services LLC as Operating Advisor and Asset Representations Reviewer, Citibank, N.A., as Certificate Administrator and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.6	Pooling and Servicing Agreement, dated as of November 1, 2016, by and among CCRE Commercial Mortgage Securities, L.P., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, AEGON USA Realty Advisors, LLS, as Potomac Mills Special Servicer, Wilmington Trust, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, Park Bridge Lender Services LLC, as Operating Advisor and Park Bridge Lender Services LLC as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on December 19, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.7	Co-Lender Agreement, dated as of January 28, 2016, between Cantor Commercial Real Estate Lending, L.P., as Note A-1 Holder, Note A-2 Holder and Note A-3 Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.8	Co-Lender Agreement, dated as of May 6, 2016, between Cantor Commercial Real Estate Lending, L.P., as Note A-1 Holder and UBS Real Estate Securities Inc., as Note A-2 Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.9	Co-Lender Agreement, dated as of May 18, 2016, between Cantor Commercial Real Estate Lending, L.P., as Note A-1 Holder and Note A-2 Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.10	Co-Lender Agreement, dated as of January 28, 2016, between Cantor Commercial Real Estate Lending, L.P., as Note A-1 Holder and Note A-2 Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.11	Co-Lender Agreement, dated as of May 18, 2016, between Cantor Commercial Real Estate Lending, L.P., as Note A-1 Holder and Note A-2 Holder (filed as Exhibit 4.16 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.12	Agreement Between Note Holders, dated as of April 13, 2016, by and between Société Générale, as Initial Note A-1 Holder and Initial Note A-2 Holder, (filed as Exhibit 4.17 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.13	Co-Lender Agreement, dated as of October 29, 2015, between Cantor Commercial Real Estate Lending, L.P., as Note A-1 Holder, Note A-2 Holder and Note A-3 Holder (filed as Exhibit 4.15 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.14	Co-Lender Agreement, dated as of January 28, 2016, between Cantor Commercial Real Estate Lending, L.P., as Note A-1 Holder and Note A-2 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.15	Co-Lender Agreement, dated as of February 10, 2016, between Cantor Commercial Real Estate Lending, L.P., as Note A-1 Holder and Note A-2 Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.16	Amended and Restated Co-Lender Agreement, dated as of May 5, 2016, between Wilmington Trust, National Association, as Trustee, for the benefit of the Holders of COMM 2016-CCRE28 Mortgage Trust Commercial Mortgage Pass-Through Certificates, Series 2016- CCRE28 , as Note A-1 Holder, Wilmington Trust, National Association, as Trustee, for the benefit of the Holders of CFCRE 2016-C3 Mortgage Trust Commercial Mortgage Pass-Through Certificates, Series 2016-C3, as Note A-2 Holder and Cantor Commercial Real Estate Lending, L.P., as Note A-3 Holder, Note A-4-1 Holder and Note A-4-2 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.17	Agreement Between Note Holders, dated as of April 13, 2016, by and between Société Générale, as Initial Note A-1 Holder and Initial Note A-2 Holder, (filed as Exhibit 4.14 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.18	Amended and Restated Co-Lender Agreement, dated as of July 19, 2016, between U.S. Bank National Association, as Trustee, for the benefit of the Holders of CFCRE 2016-C4 Mortgage Trust Commercial Mortgage Pass-Through Certificates, Series 2016-C4, as Note A-1 Holder, Note A-4 Holder, and Note A-5 Holder, Cantor Commercial Real Estate Lending, L.P., as Note A-2-1 Holder and Note A-2-2 Holder and Deutsche Bank Trust Company Americas, as Trustee, on behalf of the registered Holders of Citigroup Commercial Mortgage

Trust 2016-C1, Commercial Mortgage Pass-Through Certificates, Series 2016-C1, as Note A-3 Holder, Note A-6 Holder, Note A-7 Holder and Note A-8 Holder (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on November 29, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

31	Rule 13a-14(d)/15d-14(d) Certifications.

33	Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1	Wells Fargo Bank, National Association, as Master Servicer

33.2	Rialto Capital Advisors, LLC, as Special Servicer

33.3	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian

33.4	Park Bridge Lender Services LLC, as Operating Advisor

33.5	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.6	National Tax Search, LLC, as Servicing Function Participant

33.7	Berkeley Point Capital LLC, as Primary Servicer

33.8	Berkeley Point Capital LLC, as Primary Servicer of the 215 West 34th Street & 218 West 35th Street Mortgage Loan (see Exhibit 33.7)

33.9	Rialto Capital Advisors, LLC, as Special Servicer of the 215 West 34th Street & 218 West 35th Street Mortgage Loan (see Exhibit 33.2)

33.10	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the 215 West 34th Street & 218 West 35th Street Mortgage Loan (see Exhibit 33.3)

33.11	Park Bridge Lender Services LLC, as Operating Advisor of the 215 West 34th Street & 218 West 35th Street Mortgage Loan (see Exhibit 33.4)

33.12	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 215 West 34th Street & 218 West 35th Street Mortgage Loan (see Exhibit 33.5)

33.13	National Tax Search, LLC, as Servicing Function Participant of the 215 West 34th Street & 218 West 35th Street Mortgage Loan (see Exhibit 33.6)

33.14	Berkeley Point Capital LLC, as Primary Servicer of the Renaissance Cincinnati Mortgage Loan (see Exhibit 33.7)

33.15	Rialto Capital Advisors, LLC, as Special Servicer of the Renaissance Cincinnati Mortgage Loan (see Exhibit 33.2)

33.16	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the Renaissance Cincinnati Mortgage Loan (see Exhibit 33.3)

33.17	Park Bridge Lender Services LLC, as Operating Advisor of the Renaissance Cincinnati Mortgage Loan (see Exhibit 33.4)

33.18	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Renaissance Cincinnati Mortgage Loan (see Exhibit 33.5)

33.19	National Tax Search, LLC, as Servicing Function Participant of the Renaissance Cincinnati Mortgage Loan (see Exhibit 33.6)

33.20	Wells Fargo Bank, National Association, as Primary Servicer of the AvidXchange Mortgage Loan (see Exhibit 33.1)

33.21	Rialto Capital Advisors, LLC, as Special Servicer of the AvidXchange Mortgage Loan (see Exhibit 33.2)

33.22	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the AvidXchange Mortgage Loan (see Exhibit 33.3)

33.23	Park Bridge Lender Services LLC, as Operating Advisor of the AvidXchange Mortgage Loan (see Exhibit 33.4)

33.24	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the AvidXchange Mortgage Loan (see Exhibit 33.5)

33.25	National Tax Search, LLC, as Servicing Function Participant of the AvidXchange Mortgage Loan (see Exhibit 33.6)

33.26	Wells Fargo Bank, National Association, as Primary Servicer of the Madbury Commons Mortgage Loan (see Exhibit 33.1)

33.27	Rialto Capital Advisors, LLC, as Special Servicer of the Madbury Commons Mortgage Loan (see Exhibit 33.2)

33.28	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the Madbury Commons Mortgage Loan (see Exhibit 33.3)

33.29	Park Bridge Lender Services LLC, as Operating Advisor of the Madbury Commons Mortgage Loan (see Exhibit 33.4)

33.30	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Madbury Commons Mortgage Loan (see Exhibit 33.5)

33.31	National Tax Search, LLC, as Servicing Function Participant of the Madbury Commons Mortgage Loan (see Exhibit 33.6)

33.32	Wells Fargo Bank, National Association, as Primary Servicer of the 3 Executive Campus Mortgage Loan (see Exhibit 33.1)

33.33	Rialto Capital Advisors, LLC, as Special Servicer of the 3 Executive Campus Mortgage Loan (see Exhibit 33.2)

33.34	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the 3 Executive Campus Mortgage Loan (see Exhibit 33.3)

33.35	Park Bridge Lender Services LLC, as Operating Advisor of the 3 Executive Campus Mortgage Loan (see Exhibit 33.4)

33.36	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 3 Executive Campus Mortgage Loan (see Exhibit 33.5)

33.37	National Tax Search, LLC, as Servicing Function Participant of the 3 Executive Campus Mortgage Loan (see Exhibit 33.6)

33.38	Wells Fargo Bank, National Association, as Primary Servicer of the Home Depot - Elk Grove Village Mortgage Loan (see Exhibit 33.1)

33.39	Rialto Capital Advisors, LLC, as Special Servicer of the Home Depot - Elk Grove Village Mortgage Loan (see Exhibit 33.2)

33.40	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the Home Depot - Elk Grove Village Mortgage Loan (see Exhibit 33.3)

33.41	Park Bridge Lender Services LLC, as Operating Advisor of the Home Depot - Elk Grove Village Mortgage Loan (see Exhibit 33.4)

33.42	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Home Depot - Elk Grove Village Mortgage Loan (see Exhibit 33.5)

33.43	National Tax Search, LLC, as Servicing Function Participant of the Home Depot - Elk Grove Village Mortgage Loan (see Exhibit 33.6)

33.44	Berkeley Point Capital LLC, as Primary Servicer of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (see Exhibit 33.7)

33.45	Rialto Capital Advisors, LLC , as Special Servicer of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (see Exhibit 33.2)

33.46	Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the NMS Los Angeles Multifamily Portfolio Mortgage Loan

33.47	Wells Fargo Bank, National Association, as Custodian of the NMS Los Angeles Multifamily Portfolio Mortgage Loan

33.48	Park Bridge Lender Services LLC, as Operating Advisor of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (see Exhibit 33.4)

33.49	Wells Fargo Bank, National Association, as Primary Servicer of the One Commerce Plaza Mortgage Loan (see Exhibit 33.1)

33.50	CWCapital Asset Management LLC, as Special Servicer of the One Commerce Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.51	Wilmington Trust, National Association, as Trustee of the One Commerce Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.52	Wells Fargo Bank, National Association, as Certificate Administrator of the One Commerce Plaza Mortgage Loan (see Exhibit 33.46)

33.53	Wells Fargo Bank, National Association, as Custodian of the One Commerce Plaza Mortgage Loan (see Exhibit 33.47)

33.54	Park Bridge Lender Services LLC, as Operating Advisor of the One Commerce Plaza Mortgage Loan (see Exhibit 33.4)

33.55	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the One Commerce Plaza Mortgage Loan (see Exhibit 33.5)

33.56	National Tax Search, LLC, as Servicing Function Participant of the One Commerce Plaza Mortgage Loan (see Exhibit 33.6)

33.57	Wells Fargo Bank, National Association, as Primary Servicer of the Hyatt Regency St. Louis at The Arch Mortgage Loan (see Exhibit 33.1)

33.58	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Hyatt Regency St. Louis at The Arch Mortgage Loan

33.59	Wilmington Trust, National Association, as Trustee of the Hyatt Regency St. Louis at The Arch Mortgage Loan (Omitted. See Explanatory Notes.)

33.60	Wells Fargo Bank, National Association, as Certificate Administrator of the Hyatt Regency St. Louis at The Arch Mortgage Loan (see Exhibit 33.46)

33.61	Wells Fargo Bank, National Association, as Custodian of the Hyatt Regency St. Louis at The Arch Mortgage Loan (see Exhibit 33.47)

33.62	Park Bridge Lender Services LLC, as Operating Advisor of the Hyatt Regency St. Louis at The Arch Mortgage Loan (see Exhibit 33.4)

33.63	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hyatt Regency St. Louis at The Arch Mortgage Loan (see Exhibit 33.5)

33.64	National Tax Search, LLC, as Servicing Function Participant of the Hyatt Regency St. Louis at The Arch Mortgage Loan (see Exhibit 33.6)

33.65	Wells Fargo Bank, National Association, as Primary Servicer of the AG Life Time Fitness Portfolio Mortgage Loan (see Exhibit 33.1)

33.66	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the AG Life Time Fitness Portfolio Mortgage Loan (see Exhibit 33.58)

33.67	Wilmington Trust, National Association, as Trustee of the AG Life Time Fitness Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.68	Wells Fargo Bank, National Association, as Certificate Administrator of the AG Life Time Fitness Portfolio Mortgage Loan (see Exhibit 33.46)

33.69	Wells Fargo Bank, National Association, as Custodian of the AG Life Time Fitness Portfolio Mortgage Loan (see Exhibit 33.47)

33.70	Park Bridge Lender Services LLC, as Operating Advisor of the AG Life Time Fitness Portfolio Mortgage Loan (see Exhibit 33.4)

33.71	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the AG Life Time Fitness Portfolio Mortgage Loan (see Exhibit 33.5)

33.72	National Tax Search, LLC, as Servicing Function Participant of the AG Life Time Fitness Portfolio Mortgage Loan (see Exhibit 33.6)

33.73	Wells Fargo Bank, National Association, as Primary Servicer of the GFH Brennan Industrial Portfolio Mortgage Loan (see Exhibit 33.1)

33.74	C-III Asset Management LLC, as Special Servicer of the GFH Brennan Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.75	Wilmington Trust, National Association, as Trustee of the GFH Brennan Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.76	Citibank, N.A., as Certificate Administrator and Custodian of the GFH Brennan Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.77	Park Bridge Lender Services LLC, as Operating Advisor of the GFH Brennan Industrial Portfolio Mortgage Loan (see Exhibit 33.4)

33.78	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the GFH Brennan Industrial Portfolio Mortgage Loan (see Exhibit 33.5)

33.79	National Tax Search, LLC, as Servicing Function Participant of the GFH Brennan Industrial Portfolio Mortgage Loan (see Exhibit 33.6)

33.80	Wells Fargo Bank, National Association, as Primary Servicer of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 33.1)

33.81	Rialto Capital Advisors, LLC, as Special Servicer of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 33.2)

33.82	Wilmington Trust, National Association, as Trustee of the OZRE Leased Fee Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.83	Wells Fargo Bank, National Association, as Certificate Administrator of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 33.46)

33.84	Wells Fargo Bank, National Association, as Custodian of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 33.47)

33.85	Park Bridge Lender Services LLC, as Operating Advisor of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 33.4)

33.86	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 33.5)

33.87	National Tax Search, LLC, as Servicing Function Participant of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 33.6)

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1	Wells Fargo Bank, National Association, as Master Servicer

34.2	Rialto Capital Advisors, LLC, as Special Servicer

34.3	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian

34.4	Park Bridge Lender Services LLC, as Operating Advisor

34.5	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.6	National Tax Search, LLC, as Servicing Function Participant

34.7	Berkeley Point Capital LLC, as Primary Servicer

34.8	Berkeley Point Capital LLC, as Primary Servicer of the 215 West 34th Street & 218 West 35th Street Mortgage Loan (see Exhibit 34.7)

34.9	Rialto Capital Advisors, LLC, as Special Servicer of the 215 West 34th Street & 218 West 35th Street Mortgage Loan (see Exhibit 34.2)

34.10	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the 215 West 34th Street & 218 West 35th Street Mortgage Loan (see Exhibit 34.3)

34.11	Park Bridge Lender Services LLC, as Operating Advisor of the 215 West 34th Street & 218 West 35th Street Mortgage Loan (see Exhibit 34.4)

34.12	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 215 West 34th Street & 218 West 35th Street Mortgage Loan (see Exhibit 34.5)

34.13	National Tax Search, LLC, as Servicing Function Participant of the 215 West 34th Street & 218 West 35th Street Mortgage Loan (see Exhibit 34.6)

34.14	Berkeley Point Capital LLC, as Primary Servicer of the Renaissance Cincinnati Mortgage Loan (see Exhibit 34.7)

34.15	Rialto Capital Advisors, LLC, as Special Servicer of the Renaissance Cincinnati Mortgage Loan (see Exhibit 34.2)

34.16	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the Renaissance Cincinnati Mortgage Loan (see Exhibit 34.3)

34.17	Park Bridge Lender Services LLC, as Operating Advisor of the Renaissance Cincinnati Mortgage Loan (see Exhibit 34.4)

34.18	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Renaissance Cincinnati Mortgage Loan (see Exhibit 34.5)

34.19	National Tax Search, LLC, as Servicing Function Participant of the Renaissance Cincinnati Mortgage Loan (see Exhibit 34.6)

34.20	Wells Fargo Bank, National Association, as Primary Servicer of the AvidXchange Mortgage Loan (see Exhibit 34.1)

34.21	Rialto Capital Advisors, LLC, as Special Servicer of the AvidXchange Mortgage Loan (see Exhibit 34.2)

34.22	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the AvidXchange Mortgage Loan (see Exhibit 34.3)

34.23	Park Bridge Lender Services LLC, as Operating Advisor of the AvidXchange Mortgage Loan (see Exhibit 34.4)

34.24	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the AvidXchange Mortgage Loan (see Exhibit 34.5)

34.25	National Tax Search, LLC, as Servicing Function Participant of the AvidXchange Mortgage Loan (see Exhibit 34.6)

34.26	Wells Fargo Bank, National Association, as Primary Servicer of the Madbury Commons Mortgage Loan (see Exhibit 34.1)

34.27	Rialto Capital Advisors, LLC, as Special Servicer of the Madbury Commons Mortgage Loan (see Exhibit 34.2)

34.28	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the Madbury Commons Mortgage Loan (see Exhibit 34.3)

34.29	Park Bridge Lender Services LLC, as Operating Advisor of the Madbury Commons Mortgage Loan (see Exhibit 34.4)

34.30	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Madbury Commons Mortgage Loan (see Exhibit 34.5)

34.31	National Tax Search, LLC, as Servicing Function Participant of the Madbury Commons Mortgage Loan (see Exhibit 34.6)

34.32	Wells Fargo Bank, National Association, as Primary Servicer of the 3 Executive Campus Mortgage Loan (see Exhibit 34.1)

34.33	Rialto Capital Advisors, LLC, as Special Servicer of the 3 Executive Campus Mortgage Loan (see Exhibit 34.2)

34.34	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the 3 Executive Campus Mortgage Loan (see Exhibit 34.3)

34.35	Park Bridge Lender Services LLC, as Operating Advisor of the 3 Executive Campus Mortgage Loan (see Exhibit 34.4)

34.36	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 3 Executive Campus Mortgage Loan (see Exhibit 34.5)

34.37	National Tax Search, LLC, as Servicing Function Participant of the 3 Executive Campus Mortgage Loan (see Exhibit 34.6)

34.38	Wells Fargo Bank, National Association, as Primary Servicer of the Home Depot - Elk Grove Village Mortgage Loan (see Exhibit 34.1)

34.39	Rialto Capital Advisors, LLC, as Special Servicer of the Home Depot - Elk Grove Village Mortgage Loan (see Exhibit 34.2)

34.40	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the Home Depot - Elk Grove Village Mortgage Loan (see Exhibit 34.3)

34.41	Park Bridge Lender Services LLC, as Operating Advisor of the Home Depot - Elk Grove Village Mortgage Loan (see Exhibit 34.4)

34.42	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Home Depot - Elk Grove Village Mortgage Loan (see Exhibit 34.5)

34.43	National Tax Search, LLC, as Servicing Function Participant of the Home Depot - Elk Grove Village Mortgage Loan (see Exhibit 34.6)

34.44	Berkeley Point Capital LLC, as Primary Servicer of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (see Exhibit 34.7)

34.45	Rialto Capital Advisors, LLC , as Special Servicer of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (see Exhibit 34.2)

34.46	Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the NMS Los Angeles Multifamily Portfolio Mortgage Loan

34.47	Wells Fargo Bank, National Association, as Custodian of the NMS Los Angeles Multifamily Portfolio Mortgage Loan

34.48	Park Bridge Lender Services LLC, as Operating Advisor of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (see Exhibit 34.4)

34.49	Wells Fargo Bank, National Association, as Primary Servicer of the One Commerce Plaza Mortgage Loan (see Exhibit 34.1)

34.50	CWCapital Asset Management LLC, as Special Servicer of the One Commerce Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.51	Wilmington Trust, National Association, as Trustee of the One Commerce Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.52	Wells Fargo Bank, National Association, as Certificate Administrator of the One Commerce Plaza Mortgage Loan (see Exhibit 34.46)

34.53	Wells Fargo Bank, National Association, as Custodian of the One Commerce Plaza Mortgage Loan (see Exhibit 34.47)

34.54	Park Bridge Lender Services LLC, as Operating Advisor of the One Commerce Plaza Mortgage Loan (see Exhibit 34.4)

34.55	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the One Commerce Plaza Mortgage Loan (see Exhibit 34.5)

34.56	National Tax Search, LLC, as Servicing Function Participant of the One Commerce Plaza Mortgage Loan (see Exhibit 34.6)

34.57	Wells Fargo Bank, National Association, as Primary Servicer of the Hyatt Regency St. Louis at The Arch Mortgage Loan (see Exhibit 34.1)

34.58	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Hyatt Regency St. Louis at The Arch Mortgage Loan

34.59	Wilmington Trust, National Association, as Trustee of the Hyatt Regency St. Louis at The Arch Mortgage Loan (Omitted. See Explanatory Notes.)

34.60	Wells Fargo Bank, National Association, as Certificate Administrator of the Hyatt Regency St. Louis at The Arch Mortgage Loan (see Exhibit 34.46)

34.61	Wells Fargo Bank, National Association, as Custodian of the Hyatt Regency St. Louis at The Arch Mortgage Loan (see Exhibit 34.47)

34.62	Park Bridge Lender Services LLC, as Operating Advisor of the Hyatt Regency St. Louis at The Arch Mortgage Loan (see Exhibit 34.4)

34.63	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hyatt Regency St. Louis at The Arch Mortgage Loan (see Exhibit 34.5)

34.64	National Tax Search, LLC, as Servicing Function Participant of the Hyatt Regency St. Louis at The Arch Mortgage Loan (see Exhibit 34.6)

34.65	Wells Fargo Bank, National Association, as Primary Servicer of the AG Life Time Fitness Portfolio Mortgage Loan (see Exhibit 34.1)

34.66	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the AG Life Time Fitness Portfolio Mortgage Loan (see Exhibit 34.58)

34.67	Wilmington Trust, National Association, as Trustee of the AG Life Time Fitness Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.68	Wells Fargo Bank, National Association, as Certificate Administrator of the AG Life Time Fitness Portfolio Mortgage Loan (see Exhibit 34.46)

34.69	Wells Fargo Bank, National Association, as Custodian of the AG Life Time Fitness Portfolio Mortgage Loan (see Exhibit 34.47)

34.70	Park Bridge Lender Services LLC, as Operating Advisor of the AG Life Time Fitness Portfolio Mortgage Loan (see Exhibit 34.4)

34.71	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the AG Life Time Fitness Portfolio Mortgage Loan (see Exhibit 34.5)

34.72	National Tax Search, LLC, as Servicing Function Participant of the AG Life Time Fitness Portfolio Mortgage Loan (see Exhibit 34.6)

34.73	Wells Fargo Bank, National Association, as Primary Servicer of the GFH Brennan Industrial Portfolio Mortgage Loan (see Exhibit 34.1)

34.74	C-III Asset Management LLC, as Special Servicer of the GFH Brennan Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.75	Wilmington Trust, National Association, as Trustee of the GFH Brennan Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.76	Citibank, N.A., as Certificate Administrator and Custodian of the GFH Brennan Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.77	Park Bridge Lender Services LLC, as Operating Advisor of the GFH Brennan Industrial Portfolio Mortgage Loan (see Exhibit 34.4)

34.78	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the GFH Brennan Industrial Portfolio Mortgage Loan (see Exhibit 34.5)

34.79	National Tax Search, LLC, as Servicing Function Participant of the GFH Brennan Industrial Portfolio Mortgage Loan (see Exhibit 34.6)

34.80	Wells Fargo Bank, National Association, as Primary Servicer of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 34.1)

34.81	Rialto Capital Advisors, LLC, as Special Servicer of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 34.2)

34.82	Wilmington Trust, National Association, as Trustee of the OZRE Leased Fee Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.83	Wells Fargo Bank, National Association, as Certificate Administrator of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 34.46)

34.84	Wells Fargo Bank, National Association, as Custodian of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 34.47)

34.85	Park Bridge Lender Services LLC, as Operating Advisor of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 34.4)

34.86	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 34.5)

34.87	National Tax Search, LLC, as Servicing Function Participant of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 34.6)

35	Servicer compliance statements.

35.1	Wells Fargo Bank, National Association, as Master Servicer

35.2	Rialto Capital Advisors, LLC, as Special Servicer

35.3	U.S. Bank National Association, as Certificate Administrator

35.4	Berkeley Point Capital LLC, as Primary Servicer

35.5	Berkeley Point Capital LLC, as Primary Servicer of the 215 West 34th Street & 218 West 35th Street Mortgage Loan (see Exhibit 35.4)

35.6	Rialto Capital Advisors, LLC, as Special Servicer of the 215 West 34th Street & 218 West 35th Street Mortgage Loan (see Exhibit 35.2)

35.7	U.S. Bank National Association, as Certificate Administrator of the 215 West 34th Street & 218 West 35th Street Mortgage Loan (see Exhibit 35.3)

35.8	Berkeley Point Capital LLC, as Primary Servicer of the Renaissance Cincinnati Mortgage Loan (see Exhibit 35.4)

35.9	Rialto Capital Advisors, LLC, as Special Servicer of the Renaissance Cincinnati Mortgage Loan (see Exhibit 35.2)

35.10	U.S. Bank National Association, as Certificate Administrator of the Renaissance Cincinnati Mortgage Loan (see Exhibit 35.3)

35.11	Wells Fargo Bank, National Association, as Primary Servicer of the AvidXchange Mortgage Loan (see Exhibit 35.1)

35.12	Rialto Capital Advisors, LLC, as Special Servicer of the AvidXchange Mortgage Loan (see Exhibit 35.2)

35.13	U.S. Bank National Association, as Certificate Administrator of the AvidXchange Mortgage Loan (see Exhibit 35.3)

35.14	Wells Fargo Bank, National Association, as Primary Servicer of the Madbury Commons Mortgage Loan (see Exhibit 35.1)

35.15	Rialto Capital Advisors, LLC, as Special Servicer of the Madbury Commons Mortgage Loan (see Exhibit 35.2)

35.16	U.S. Bank National Association, as Certificate Administrator of the Madbury Commons Mortgage Loan (see Exhibit 35.3)

35.17	Wells Fargo Bank, National Association, as Primary Servicer of the 3 Executive Campus Mortgage Loan (see Exhibit 35.1)

35.18	Rialto Capital Advisors, LLC, as Special Servicer of the 3 Executive Campus Mortgage Loan (see Exhibit 35.2)

35.19	U.S. Bank National Association, as Certificate Administrator of the 3 Executive Campus Mortgage Loan (see Exhibit 35.3)

35.20	Wells Fargo Bank, National Association, as Primary Servicer of the Home Depot - Elk Grove Village Mortgage Loan (see Exhibit 35.1)

35.21	Rialto Capital Advisors, LLC, as Special Servicer of the Home Depot - Elk Grove Village Mortgage Loan (see Exhibit 35.2)

35.22	U.S. Bank National Association, as Certificate Administrator of the Home Depot - Elk Grove Village Mortgage Loan (see Exhibit 35.3)

35.23	Berkeley Point Capital LLC, as Primary Servicer of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (see Exhibit 35.4)

35.24	Rialto Capital Advisors, LLC , as Special Servicer of the NMS Los Angeles Multifamily Portfolio Mortgage Loan

35.25	Wells Fargo Bank, National Association, as Certificate Administrator of the NMS Los Angeles Multifamily Portfolio Mortgage Loan

35.26	Wells Fargo Bank, National Association, as Primary Servicer of the One Commerce Plaza Mortgage Loan

35.27	CWCapital Asset Management LLC, as Special Servicer of the One Commerce Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

35.28	Wells Fargo Bank, National Association, as Certificate Administrator of the One Commerce Plaza Mortgage Loan

35.29	Wells Fargo Bank, National Association, as Primary Servicer of the Hyatt Regency St. Louis at The Arch Mortgage Loan

35.30	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Hyatt Regency St. Louis at The Arch Mortgage Loan

35.31	Wells Fargo Bank, National Association, as Certificate Administrator of the Hyatt Regency St. Louis at The Arch Mortgage Loan

35.32	Wells Fargo Bank, National Association, as Primary Servicer of the AG Life Time Fitness Portfolio Mortgage Loan (see Exhibit 35.29)

35.33	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the AG Life Time Fitness Portfolio Mortgage Loan (see Exhibit 35.30)

35.34	Wells Fargo Bank, National Association, as Certificate Administrator of the AG Life Time Fitness Portfolio Mortgage Loan (see Exhibit 35.31)

35.35	Wells Fargo Bank, National Association, as Primary Servicer of the GFH Brennan Industrial Portfolio Mortgage Loan

35.36	C-III Asset Management LLC, as Special Servicer of the GFH Brennan Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.37	Citibank, N.A., as Certificate Administrator of the GFH Brennan Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.38	Wells Fargo Bank, National Association, as Primary Servicer of the OZRE Leased Fee Portfolio Mortgage Loan

35.39	Rialto Capital Advisors, LLC, as Special Servicer of the OZRE Leased Fee Portfolio Mortgage Loan

35.40	Wells Fargo Bank, National Association, as Certificate Administrator of the OZRE Leased Fee Portfolio Mortgage Loan

99.1	Mortgage Loan Purchase Agreement, dated as of May 1, 2016, between CCRE Commercial Mortgage Securities, L.P. and Cantor Commercial Real Estate Lending, L.P. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein)

99.2	Mortgage Loan Purchase Agreement, dated as of May 1, 2016, between CCRE Commercial Mortgage Securities, L.P. and Benefit Street Partners CRE Finance LLC (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein)

99.3	Mortgage Loan Purchase Agreement, dated as of May 1, 2016, between CCRE Commercial Mortgage Securities, L.P. and Société Générale (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein)

99.4	Primary Servicing Agreement, dated as of May 1, 2016, between Wells Fargo Bank, National Association and Berkeley Point Capital LLC (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein)

(b)	The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c)       Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CCRE Commercial Mortgage Securities, L.P.
(Depositor)

/s/ Anthony Orso
Anthony Orso, Principal Executive Officer (senior officer in charge of securitization of the depositor)

Date: March 27, 2017

