Form 10-K
period 2017-12-31
CFCRE 2016-C4 Mortgage Trust
filed 2018-03-29
CIK 1671048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐   Yes   ☒   No

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

Not applicable.

EXPLANATORY NOTES

The 215 West 34th Street & 218 West 35th Street Mortgage Loan, the Renaissance Cincinnati Mortgage Loan, the AvidXchange Mortgage Loan, the Madbury Commons Mortgage Loan, the 3 Executive Campus Mortgage Loan and the Home Depot - Elk Grove Village Mortgage Loan, which constituted approximately 5.4%, 4.1%, 3.7%, 3.5%, 2.0% and 1.3%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the 215 West 34th Street & 218 West 35th Street Mortgage Loan which is an asset of the issuing entity and two other pari passu loans, which are not assets of the issuing entity, (b) with respect to the Renaissance Cincinnati Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity, (c) with respect to the AvidXchange Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity, (d) with respect to the Madbury Commons Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity, (e) with respect to the 3 Executive Campus Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity and (f) with respect to the Home Depot - Elk Grove Village Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the 215 West 34th Street & 218 West 35th Street Mortgage Loan, the Renaissance Cincinnati Mortgage Loan, the AvidXchange Mortgage Loan, the Madbury Commons Mortgage Loan, the 3 Executive Campus Mortgage Loan and the Home Depot - Elk Grove Village Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association is the master servicer under the Pooling and Servicing Agreement. The responsibilities of Wells Fargo Bank, National Association, as primary servicer of each of these loan combinations with respect to the issuing entity (except with respect to the 215 West 34th Street & 218 West 35th Street Mortgage Loan and the Renaissance Cincinnati Mortgage Loan, which are being serviced by Berkeley Point Capital LLC), are subsumed within its responsibilities as master servicer under the Pooling and Servicing Agreement. Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under the Pooling and Servicing Agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the NMS Los Angeles Multifamily Portfolio Mortgage Loan, which constituted approximately 3.0% of the asset pool of the issuing entity as of its cut-off date. The NMS Los Angeles Multifamily Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the NMS Los Angeles Multifamily Portfolio Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the COMM 2015-CCRE27 Mortgage Trust transaction, Commission File Number 333-193376-24 (the “COMM 2015-CCRE27 Transaction”). This loan combination, including the NMS Los Angeles Multifamily Portfolio Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the COMM 2015-CCRE27 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K. Berkeley Point Capital LLC is the master servicer under the pooling and servicing agreement for the COMM 2015-CCRE27 Transaction. The responsibilities of Berkeley Point Capital LLC, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the COMM 2015-CCRE27 Transaction. Thus, the servicer compliance statement provided by Berkeley Point Capital LLC, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

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

Rialto Capital Advisors, LLC is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the OZRE Leased Fee Portfolio Mortgage Loan and the NMS Los Angeles Multifamily Portfolio Mortgage Loan. As a result, Rialto Capital Advisors, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Rialto Capital Advisors, LLC in the capacities described above are listed in the Exhibit Index.

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

Berkeley Point Capital LLC is the primary servicer of the 215 West 34th Street & 218 West 35th Street Mortgage Loan, the Renaissance Cincinnati Mortgage Loan and the NMS Los Angeles Multifamily Portfolio Mortgage Loan. As a result, Berkeley Point Capital LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Berkeley Point Capital LLC in the capacities described above are listed in the Exhibit Index.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to U.S. Bank National Association, as trustee, certificate administrator and custodian, Wells Fargo Bank, National Association, as trustee, certificate administrator and custodian, CWCapital Asset Management LLC, as special servicer, and Citibank N.A., as certificate administrator:

Since 2014 various plaintiffs or groups of plaintiffs, primarily investors, have filed claims against U.S. Bank National Association (“U.S. Bank”), in its capacity as trustee or successor trustee (as the case may be) under certain residential mortgage-backed securities (“RMBS”) trusts. The plaintiffs or plaintiff groups have filed substantially similar complaints against other RMBS trustees, including Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and Wells Fargo. The complaints against U.S. Bank allege the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and assert causes of action based upon the trustee’s purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality. The complaints also assert that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and that the trustee purportedly failed to abide by a heightened standard of care following alleged events of default.

Currently U.S. Bank is a defendant in multiple actions alleging individual or class action claims against the trustee with respect to multiple trusts as described above with the most substantial case being: BlackRock Balanced Capital Portfolio et al v. U.S. Bank National Association, No. 605204/2015 (N.Y. Sup. Ct.) (class action alleging claims with respect to approximately 770 trusts) and its companion case BlackRock Core Bond Portfolio et al v. U.S Bank National Association, No. 14-cv-9401 (S.D.N.Y.). Some of the trusts implicated in the aforementioned Blackrock cases, as well as other trusts, are involved in actions brought by separate groups of plaintiffs related to no more than 100 trusts per case.

U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. (“Wells Fargo Bank”) in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee’s alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). In September 2017, Royal Park Investments SA/NV (“Royal Park”), one of the plaintiffs in the District Court cases against Wells Fargo Bank, filed a putative class action complaint relating to two trusts seeking declaratory and injunctive relief and money damages based on Wells Fargo Bank’s indemnification from trust funds for legal fees and expenses Wells Fargo Bank incurs or has incurred in defending the District Court case filed by Royal Park. With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs’ claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

On December 1, 2017, a complaint against CWCapital Asset Management LLC (“CWCAM”) and others was filed in the United States District Court for the Southern District of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., No. 17-cv-9463. The gravamen of the complaint alleges breaches of a contract and fiduciary duties by CWCAM’s affiliate, CWCapital Investments LLC in its capacity as collateral manager for the collateralized debt obligation transaction involving CWCapital Cobalt Vr Ltd. In total, there are fourteen (14) counts pled in the complaint. Of those 14, five (5) claims are asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion, and unjust enrichment. CWCAM denies the claims and intends to vigorously defend itself against these claims.

Citibank, N.A. (“Citibank”) is acting as certificate administrator of this CMBS transaction. In the ordinary course of business, Citibank is involved in a number of legal proceedings, including in connection with its role as trustee of certain RMBS transactions. Certain of these Citibank as trustee-related matters are disclosed herein.

On June 18, 2014, a civil action was filed against Citibank in the Supreme Court of the State of New York by a group of investors in 48 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, asserting claims for purported violations of the Trust Indenture Act of 1939 (the “Trust Indenture Act”), breach of contract, breach of fiduciary duty and negligence based on Citibank’s alleged failure to perform its duties as trustee for the 48 RMBS trusts. On November 24, 2014, plaintiffs sought leave to withdraw this action. On the same day, a smaller subset of similar plaintiff investors in 27 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, filed a new civil action against Citibank in the United States District Court for the Southern District of New York (“SDNY”) asserting similar claims as the prior action filed in state court. In January 2015, the court closed plaintiffs’ original state court action. On September 8, 2015, the federal court dismissed all claims as to 24 of the 27 trusts and allowed certain of the claims to proceed as to the other three trusts. Subsequently, plaintiffs voluntarily dismissed all claims with respect to two of the three trusts. As to the one remaining trust at issue, on April 7, 2017, Citibank filed a motion for summary judgment. Plaintiffs filed its consolidated opposition brief and cross motion for partial summary judgment on May 22, 2017. Briefing on those motions was completed on August 4, 2017.

On November 24, 2015, the same investors that brought the federal case brought a new civil action in the Supreme Court of the State of New York related to 25 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee. This case includes the 24 trusts previously dismissed in the federal action, and one additional trust. The investors assert claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of New York’s Streit Act (the “Streit Act”). Following oral argument on Citibank’s motion to dismiss, Plaintiffs filed an amended complaint on August 5, 2016. On June 27, 2017, the state court issued a decision, dismissing the Event of Default claims, mortgage-file-related claims, the fiduciary duty claims, and the conflict of interest claims. The decision sustained certain breach of contract claims including the claim alleging discovery of breaches of representations and warranties, a claim related to robo-signing, and the implied covenant of good faith claim. Citibank appealed the lower court’s decision, and on January 16, 2018, the Appellate Division, First Department, dismissed the claims related to robo-signing and the implied covenant of good faith, but allowed plaintiffs’ claim alleging discovery of breaches of representations and warranties to proceed.

On August 19, 2015, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for a failed financial institution, filed a civil action against Citibank in the SDNY. This action relates to one private-label RMBS trust for which Citibank formerly served as trustee. FDIC asserts claims for breach of contract, violation of the Streit Act, and violation of the Trust Indenture Act. Citibank jointly briefed a motion to dismiss with The Bank of New York Mellon and U.S. Bank, N.A., entities that have also been sued by FDIC in their capacity as trustee, and these cases have all been consolidated in front of Judge Carter. On September 30, 2016, the Court granted Citibank’s motion to dismiss the complaint without prejudice for lack of subject matter jurisdiction. On October 14, 2016, FDIC filed a motion for reargument or relief from judgment from the Court’s dismissal order. On July 11, 2017, Judge Carter ruled on the motion for reconsideration regarding his dismissal of the action. He denied reconsideration of his decision on standing, but granted leave to amend the complaint by October 9, 2017. The FDIC subsequently requested an extension of time to file its amended complaint, which was granted. The FDIC filed its amended complaint on December 8, 2017.

There can be no assurances as to the outcome of litigation or the possible impact of litigation on the trustee or the RMBS trusts. However, Citibank denies liability and continues to vigorously defend against these litigations. Furthermore, neither the above-disclosed litigations nor any other pending legal proceeding involving Citibank will materially affect Citibank’s ability to perform its duties as certificate administrator of the CGCMT 2016-P3 pooling and servicing agreement relating to this CMBS transaction.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1	Pooling and Servicing Agreement, dated as of May 1, 2016, by and among CCRE Commercial Mortgage Securities, L.P., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, U.S. Bank National Association, as Trustee, Certificate Administrator and Paying Agent, U.S. Bank National Association, as Custodian, Park Bridge Lender Services LLC, as Operating Advisor and Park Bridge Lender Services LLC, as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.2	Pooling and Servicing Agreement, dated as of October 1, 2015, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC , as Special Servicer, Wells Fargo Bank, National Association, as Trustee, Certificate Administrator, Paying Agent and Custodian and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.3	Pooling and Servicing Agreement, dated as of January 1, 2016, by and among CCRE Commercial Mortgage Securities, L.P., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, CWCapital Asset Management LLC, as Special Servicer, Wilmington Trust, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, Park Bridge Lender Services LLC, as Operating Advisor and Park Bridge Lender Services LLC as Asset Representations Reviewer (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.4	Pooling and Servicing Agreement, dated as of February 1, 2016, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Wilmington Trust, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, Park Bridge Lender Services LLC, as Operating Advisor and Park Bridge Lender Services LLC, as Asset Representations Reviewer (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.5	Pooling and Servicing Agreement, dated as of April 1, 2016, by and among Citigroup Commercial Mortgage Securities Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, C-III Asset Management LLC, as Special Servicer, Park Bridge Lender Services LLC as Operating Advisor and Asset Representations Reviewer, Citibank, N.A., as Certificate Administrator and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.6	Pooling and Servicing Agreement, dated as of November 1, 2016, by and among CCRE Commercial Mortgage Securities, L.P., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, AEGON USA Realty Advisors, LLC, as Potomac Mills Special Servicer, Wilmington Trust, National Association, as Trustee, Wells Fargo Bank, National

Association, as Certificate Administrator, Paying Agent and Custodian, Park Bridge Lender Services LLC, as Operating Advisor and Park Bridge Lender Services LLC as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on December 19, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.7	Co-Lender Agreement, dated as of January 28, 2016, between Cantor Commercial Real Estate Lending, L.P., as Note A-1 Holder, Cantor Commercial Real Estate Lending, L.P., as Note A-2 Holder, and Cantor Commercial Real Estate Lending, L.P., as Note A-3 Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.8	Co-Lender Agreement, dated as of May 6, 2016, between Cantor Commercial Real Estate Lending, L.P., as Note A-1 Holder and UBS Real Estate Securities Inc., as Note A-2 Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.9	Co-Lender Agreement, dated as of May 6, 2016, between Cantor Commercial Real Estate Lending, L.P., as Note A-1 Holder and Note A-2 Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.10	Co-Lender Agreement, dated as of May 18, 2016, between Cantor Commercial Real Estate Lending, L.P., as Note A-1 Holder and Cantor Commercial Real Estate Lending, L.P. Note A-2 Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.11	Co-Lender Agreement, dated as of May 18, 2016, between Cantor Commercial Real Estate Lending, L.P., as Note A-1 Holder and Cantor Commercial Real Estate Lending, L.P. Note A-2 Holder (filed as Exhibit 4.16 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.12	Agreement Between Note Holders, dated as of April 13, 2016, by and between Société Générale, as Initial Note A-1 Holder and Société Générale, as Initial Note A-2 Holder (filed as Exhibit 4.17 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.13	Co-Lender Agreement, dated as of October 29, 2015, between Cantor Commercial Real Estate Lending, L.P., as Note A-1 Holder, Cantor Commercial Real Estate Lending, L.P., as Note A-2 Holder and Cantor Commercial Real Estate Lending, L.P., as Note A-3 Holder (filed as Exhibit 4.15 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.14	Co-Lender Agreement, dated as of January 28, 2016, between Cantor Commercial Real Estate Lending, L.P., as Note A-1 Holder and Cantor Commercial Real Estate Lending, L.P., as Note A-2 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.15	Co-Lender Agreement, dated as of February 10, 2016, between Cantor Commercial Real Estate Lending, L.P., as Note A-1 Holder and Cantor Commercial Real Estate Lending, L.P., as Note A-2 Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.16	Amended and Restated Co-Lender Agreement, dated as of May 5, 2016, between Wilmington Trust, National Association, as Trustee, for the benefit of the Holders of COMM 2016-CCRE28 Mortgage Trust Commercial Mortgage Pass-Through Certificates, Series 2016- CCRE28 , as Note A-1 Holder, Wilmington Trust, National Association, as Trustee, for the benefit of the Holders of CFCRE 2016-C3 Mortgage Trust Commercial Mortgage Pass-Through Certificates, Series 2016-C3, as Note A-2 Holder, Cantor Commercial Real Estate

Lending, L.P., as Note A-3 Holder, Cantor Commercial Real Estate Lending, L.P., as Note A-4-1 Holder and Cantor Commercial Real Estate Lending, L.P., as Note A-4-2 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.17	Agreement Between Note Holders, dated as of April 13, 2016, by and between Société Générale, as Initial Note A-1 Holder and Société Générale, as Initial Note A-2 Holder, (filed as Exhibit 4.14 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.18	Amended and Restated Co-Lender Agreement, dated as of July 19, 2016, between U.S. Bank National Association, as Trustee, for the benefit of the Holders of CFCRE 2016-C4 Mortgage Trust Commercial Mortgage Pass-Through Certificates, Series 2016-C4, as Note A-1 Holder, Note A-4 Holder and Note A-5 Holder, Cantor Commercial Real Estate Lending, L.P., as Note A-2-1 Holder, Cantor Commercial Real Estate Lending, L.P., as Note A-2-2 Holder, and Deutsche Bank Trust Company Americas, as Trustee, on behalf of the registered Holders of Citigroup Commercial Mortgage Trust 2016-C1, Commercial Mortgage Pass-Through Certificates, Series 2016-C1, as Note A-3 Holder, Note A-6 Holder, Note A-7 Holder and Note A-8 Holder (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on November 29, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

31	Rule 13a-14(d)/15d-14(d) Certifications.

33	Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1	Wells Fargo Bank, National Association, as Master Servicer

33.2	Rialto Capital Advisors, LLC, as Special Servicer

33.3	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian

33.4	Park Bridge Lender Services LLC, as Operating Advisor

33.5	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.6	National Tax Search, LLC, as Servicing Function Participant

33.7	Berkeley Point Capital LLC, as Primary Servicer

33.8	Berkeley Point Capital LLC, as Primary Servicer of the 215 West 34th Street & 218 West 35th Street Mortgage Loan (see Exhibit 33.7)

33.9	Rialto Capital Advisors, LLC, as Special Servicer of the 215 West 34th Street & 218 West 35th Street Mortgage Loan (see Exhibit 33.2)

33.10	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the 215 West 34th Street & 218 West 35th Street Mortgage Loan (see Exhibit 33.3)

33.11	Park Bridge Lender Services LLC, as Operating Advisor of the 215 West 34th Street & 218 West 35th Street Mortgage Loan (see Exhibit 33.4)

33.12	Berkeley Point Capital LLC, as Primary Servicer of the Renaissance Cincinnati Mortgage Loan (see Exhibit 33.7)

33.13	Rialto Capital Advisors, LLC, as Special Servicer of the Renaissance Cincinnati Mortgage Loan (see Exhibit 33.2)

33.14	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the Renaissance Cincinnati Mortgage Loan (see Exhibit 33.3)

33.15	Park Bridge Lender Services LLC, as Operating Advisor of the Renaissance Cincinnati Mortgage Loan (see Exhibit 33.4)

33.16	Wells Fargo Bank, National Association, as Primary Servicer of the AvidXchange Mortgage Loan (see Exhibit 33.1)

33.17	Rialto Capital Advisors, LLC, as Special Servicer of the AvidXchange Mortgage Loan (see Exhibit 33.2)

33.18	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the AvidXchange Mortgage Loan (see Exhibit 33.3)

33.19	Park Bridge Lender Services LLC, as Operating Advisor of the AvidXchange Mortgage Loan (see Exhibit 33.4)

33.20	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the AvidXchange Mortgage Loan (see Exhibit 33.5)

33.21	National Tax Search, LLC, as Servicing Function Participant of the AvidXchange Mortgage Loan (see Exhibit 33.6)

33.22	Wells Fargo Bank, National Association, as Primary Servicer of the Madbury Commons Mortgage Loan (see Exhibit 33.1)

33.23	Rialto Capital Advisors, LLC, as Special Servicer of the Madbury Commons Mortgage Loan (see Exhibit 33.2)

33.24	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the Madbury Commons Mortgage Loan (see Exhibit 33.3)

33.25	Park Bridge Lender Services LLC, as Operating Advisor of the Madbury Commons Mortgage Loan (see Exhibit 33.4)

33.26	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Madbury Commons Mortgage Loan (see Exhibit 33.5)

33.27	National Tax Search, LLC, as Servicing Function Participant of the Madbury Commons Mortgage Loan (see Exhibit 33.6)

33.28	Wells Fargo Bank, National Association, as Primary Servicer of the 3 Executive Campus Mortgage Loan (see Exhibit 33.1)

33.29	Rialto Capital Advisors, LLC, as Special Servicer of the 3 Executive Campus Mortgage Loan (see Exhibit 33.2)

33.30	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the 3 Executive Campus Mortgage Loan (see Exhibit 33.3)

33.31	Park Bridge Lender Services LLC, as Operating Advisor of the 3 Executive Campus Mortgage Loan (see Exhibit 33.4)

33.32	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 3 Executive Campus Mortgage Loan (see Exhibit 33.5)

33.33	National Tax Search, LLC, as Servicing Function Participant of the 3 Executive Campus Mortgage Loan (see Exhibit 33.6)

33.34	Wells Fargo Bank, National Association, as Primary Servicer of the Home Depot - Elk Grove Village Mortgage Loan (see Exhibit 33.1)

33.35	Rialto Capital Advisors, LLC, as Special Servicer of the Home Depot - Elk Grove Village Mortgage Loan (see Exhibit 33.2)

33.36	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the Home Depot - Elk Grove Village Mortgage Loan (see Exhibit 33.3)

33.37	Park Bridge Lender Services LLC, as Operating Advisor of the Home Depot - Elk Grove Village Mortgage Loan (see Exhibit 33.4)

33.38	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Home Depot - Elk Grove Village Mortgage Loan (see Exhibit 33.5)

33.39	National Tax Search, LLC, as Servicing Function Participant of the Home Depot - Elk Grove Village Mortgage Loan (see Exhibit 33.6)

33.40	Berkeley Point Capital LLC, as Primary Servicer of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (see Exhibit 33.7)

33.41	Rialto Capital Advisors, LLC, as Special Servicer of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (see Exhibit 33.2)

33.42	Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the NMS Los Angeles Multifamily Portfolio Mortgage Loan

33.43	Wells Fargo Bank, National Association, as Custodian of the NMS Los Angeles Multifamily Portfolio Mortgage Loan

33.44	Park Bridge Lender Services LLC, as Operating Advisor of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (see Exhibit 33.4)

33.45	Wells Fargo Bank, National Association, as Primary Servicer of the One Commerce Plaza Mortgage Loan (see Exhibit 33.1)

33.46	CWCapital Asset Management LLC, as Special Servicer of the One Commerce Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.47	Wilmington Trust, National Association, as Trustee of the One Commerce Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.48	Wells Fargo Bank, National Association, as Certificate Administrator of the One Commerce Plaza Mortgage Loan (see Exhibit 33.42)

33.49	Wells Fargo Bank, National Association, as Custodian of the One Commerce Plaza Mortgage Loan (see Exhibit 33.43)

33.50	Park Bridge Lender Services LLC, as Operating Advisor of the One Commerce Plaza Mortgage Loan (see Exhibit 33.4)

33.51	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the One Commerce Plaza Mortgage Loan (see Exhibit 33.5)

33.52	National Tax Search, LLC, as Servicing Function Participant of the One Commerce Plaza Mortgage Loan (see Exhibit 33.6)

33.53	Wells Fargo Bank, National Association, as Primary Servicer of the Hyatt Regency St. Louis at The Arch Mortgage Loan (see Exhibit 33.1)

33.54	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Hyatt Regency St. Louis at The Arch Mortgage Loan

33.55	Wilmington Trust, National Association, as Trustee of the Hyatt Regency St. Louis at The Arch Mortgage Loan (Omitted. See Explanatory Notes.)

33.56	Wells Fargo Bank, National Association, as Certificate Administrator of the Hyatt Regency St. Louis at The Arch Mortgage Loan (see Exhibit 33.42)

33.57	Wells Fargo Bank, National Association, as Custodian of the Hyatt Regency St. Louis at The Arch Mortgage Loan (see Exhibit 33.43)

33.58	Park Bridge Lender Services LLC, as Operating Advisor of the Hyatt Regency St. Louis at The Arch Mortgage Loan (see Exhibit 33.4)

33.59	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hyatt Regency St. Louis at The Arch Mortgage Loan (see Exhibit 33.5)

33.60	National Tax Search, LLC, as Servicing Function Participant of the Hyatt Regency St. Louis at The Arch Mortgage Loan (see Exhibit 33.6)

33.61	Wells Fargo Bank, National Association, as Primary Servicer of the AG Life Time Fitness Portfolio Mortgage Loan (see Exhibit 33.1)

33.62	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the AG Life Time Fitness Portfolio Mortgage Loan (see Exhibit 33.54)

33.63	Wilmington Trust, National Association, as Trustee of the AG Life Time Fitness Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.64	Wells Fargo Bank, National Association, as Certificate Administrator of the AG Life Time Fitness Portfolio Mortgage Loan (see Exhibit 33.42)

33.65	Wells Fargo Bank, National Association, as Custodian of the AG Life Time Fitness Portfolio Mortgage Loan (see Exhibit 33.43)

33.66	Park Bridge Lender Services LLC, as Operating Advisor of the AG Life Time Fitness Portfolio Mortgage Loan (see Exhibit 33.4)

33.67	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the AG Life Time Fitness Portfolio Mortgage Loan (see Exhibit 33.5)

33.68	National Tax Search, LLC, as Servicing Function Participant of the AG Life Time Fitness Portfolio Mortgage Loan (see Exhibit 33.6)

33.69	Wells Fargo Bank, National Association, as Primary Servicer of the GFH Brennan Industrial Portfolio Mortgage Loan (see Exhibit 33.1)

33.70	C-III Asset Management LLC, as Special Servicer of the GFH Brennan Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.71	Wilmington Trust, National Association, as Trustee of the GFH Brennan Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.72	Citibank, N.A., as Certificate Administrator and Custodian of the GFH Brennan Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.73	Park Bridge Lender Services LLC, as Operating Advisor of the GFH Brennan Industrial Portfolio Mortgage Loan (see Exhibit 33.4)

33.74	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the GFH Brennan Industrial Portfolio Mortgage Loan (see Exhibit 33.5)

33.75	National Tax Search, LLC, as Servicing Function Participant of the GFH Brennan Industrial Portfolio Mortgage Loan (see Exhibit 33.6)

33.76	Wells Fargo Bank, National Association, as Primary Servicer of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 33.1)

33.77	Rialto Capital Advisors, LLC, as Special Servicer of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 33.2)

33.78	Wilmington Trust, National Association, as Trustee of the OZRE Leased Fee Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.79	Wells Fargo Bank, National Association, as Certificate Administrator of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 33.42)

33.80	Wells Fargo Bank, National Association, as Custodian of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 33.43)

33.81	Park Bridge Lender Services LLC, as Operating Advisor of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 33.4)

33.82	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 33.5)

33.83	National Tax Search, LLC, as Servicing Function Participant of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 33.6)

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1	Wells Fargo Bank, National Association, as Master Servicer

34.2	Rialto Capital Advisors, LLC, as Special Servicer

34.3	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian

34.4	Park Bridge Lender Services LLC, as Operating Advisor

34.5	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.6	National Tax Search, LLC, as Servicing Function Participant

34.7	Berkeley Point Capital LLC, as Primary Servicer

34.8	Berkeley Point Capital LLC, as Primary Servicer of the 215 West 34th Street & 218 West 35th Street Mortgage Loan (see Exhibit 34.7)

34.9	Rialto Capital Advisors, LLC, as Special Servicer of the 215 West 34th Street & 218 West 35th Street Mortgage Loan (see Exhibit 34.2)

34.10	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the 215 West 34th Street & 218 West 35th Street Mortgage Loan (see Exhibit 34.3)

34.11	Park Bridge Lender Services LLC, as Operating Advisor of the 215 West 34th Street & 218 West 35th Street Mortgage Loan (see Exhibit 34.4)

34.12	Berkeley Point Capital LLC, as Primary Servicer of the Renaissance Cincinnati Mortgage Loan (see Exhibit 34.7)

34.13	Rialto Capital Advisors, LLC, as Special Servicer of the Renaissance Cincinnati Mortgage Loan (see Exhibit 34.2)

34.14	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the Renaissance Cincinnati Mortgage Loan (see Exhibit 34.3)

34.15	Park Bridge Lender Services LLC, as Operating Advisor of the Renaissance Cincinnati Mortgage Loan (see Exhibit 34.4)

34.16	Wells Fargo Bank, National Association, as Primary Servicer of the AvidXchange Mortgage Loan (see Exhibit 34.1)

34.17	Rialto Capital Advisors, LLC, as Special Servicer of the AvidXchange Mortgage Loan (see Exhibit 34.2)

34.18	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the AvidXchange Mortgage Loan (see Exhibit 34.3)

34.19	Park Bridge Lender Services LLC, as Operating Advisor of the AvidXchange Mortgage Loan (see Exhibit 34.4)

34.20	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the AvidXchange Mortgage Loan (see Exhibit 34.5)

34.21	National Tax Search, LLC, as Servicing Function Participant of the AvidXchange Mortgage Loan (see Exhibit 34.6)

34.22	Wells Fargo Bank, National Association, as Primary Servicer of the Madbury Commons Mortgage Loan (see Exhibit 34.1)

34.23	Rialto Capital Advisors, LLC, as Special Servicer of the Madbury Commons Mortgage Loan (see Exhibit 34.2)

34.24	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the Madbury Commons Mortgage Loan (see Exhibit 34.3)

34.25	Park Bridge Lender Services LLC, as Operating Advisor of the Madbury Commons Mortgage Loan (see Exhibit 34.4)

34.26	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Madbury Commons Mortgage Loan (see Exhibit 34.5)

34.27	National Tax Search, LLC, as Servicing Function Participant of the Madbury Commons Mortgage Loan (see Exhibit 34.6)

34.28	Wells Fargo Bank, National Association, as Primary Servicer of the 3 Executive Campus Mortgage Loan (see Exhibit 34.1)

34.29	Rialto Capital Advisors, LLC, as Special Servicer of the 3 Executive Campus Mortgage Loan (see Exhibit 34.2)

34.30	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the 3 Executive Campus Mortgage Loan (see Exhibit 34.3)

34.31	Park Bridge Lender Services LLC, as Operating Advisor of the 3 Executive Campus Mortgage Loan (see Exhibit 34.4)

34.32	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 3 Executive Campus Mortgage Loan (see Exhibit 34.5)

34.33	National Tax Search, LLC, as Servicing Function Participant of the 3 Executive Campus Mortgage Loan (see Exhibit 34.6)

34.34	Wells Fargo Bank, National Association, as Primary Servicer of the Home Depot - Elk Grove Village Mortgage Loan (see Exhibit 34.1)

34.35	Rialto Capital Advisors, LLC, as Special Servicer of the Home Depot - Elk Grove Village Mortgage Loan (see Exhibit 34.2)

34.36	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the Home Depot - Elk Grove Village Mortgage Loan (see Exhibit 34.3)

34.37	Park Bridge Lender Services LLC, as Operating Advisor of the Home Depot - Elk Grove Village Mortgage Loan (see Exhibit 34.4)

34.38	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Home Depot - Elk Grove Village Mortgage Loan (see Exhibit 34.5)

34.39	National Tax Search, LLC, as Servicing Function Participant of the Home Depot - Elk Grove Village Mortgage Loan (see Exhibit 34.6)

34.40	Berkeley Point Capital LLC, as Primary Servicer of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (see Exhibit 34.7)

34.41	Rialto Capital Advisors, LLC, as Special Servicer of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (see Exhibit 34.2)

34.42	Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the NMS Los Angeles Multifamily Portfolio Mortgage Loan

34.43	Wells Fargo Bank, National Association, as Custodian of the NMS Los Angeles Multifamily Portfolio Mortgage Loan

34.44	Park Bridge Lender Services LLC, as Operating Advisor of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (see Exhibit 34.4)

34.45	Wells Fargo Bank, National Association, as Primary Servicer of the One Commerce Plaza Mortgage Loan (see Exhibit 34.1)

34.46	CWCapital Asset Management LLC, as Special Servicer of the One Commerce Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.47	Wilmington Trust, National Association, as Trustee of the One Commerce Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.48	Wells Fargo Bank, National Association, as Certificate Administrator of the One Commerce Plaza Mortgage Loan (see Exhibit 34.42)

34.49	Wells Fargo Bank, National Association, as Custodian of the One Commerce Plaza Mortgage Loan (see Exhibit 34.43)

34.50	Park Bridge Lender Services LLC, as Operating Advisor of the One Commerce Plaza Mortgage Loan (see Exhibit 34.4)

34.51	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the One Commerce Plaza Mortgage Loan (see Exhibit 34.5)

34.52	National Tax Search, LLC, as Servicing Function Participant of the One Commerce Plaza Mortgage Loan (see Exhibit 34.6)

34.53	Wells Fargo Bank, National Association, as Primary Servicer of the Hyatt Regency St. Louis at The Arch Mortgage Loan (see Exhibit 34.1)

34.54	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Hyatt Regency St. Louis at The Arch Mortgage Loan

34.55	Wilmington Trust, National Association, as Trustee of the Hyatt Regency St. Louis at The Arch Mortgage Loan (Omitted. See Explanatory Notes.)

34.56	Wells Fargo Bank, National Association, as Certificate Administrator of the Hyatt Regency St. Louis at The Arch Mortgage Loan (see Exhibit 34.42)

34.57	Wells Fargo Bank, National Association, as Custodian of the Hyatt Regency St. Louis at The Arch Mortgage Loan (see Exhibit 34.43)

34.58	Park Bridge Lender Services LLC, as Operating Advisor of the Hyatt Regency St. Louis at The Arch Mortgage Loan (see Exhibit 34.4)

34.59	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hyatt Regency St. Louis at The Arch Mortgage Loan (see Exhibit 34.5)

34.60	National Tax Search, LLC, as Servicing Function Participant of the Hyatt Regency St. Louis at The Arch Mortgage Loan (see Exhibit 34.6)

34.61	Wells Fargo Bank, National Association, as Primary Servicer of the AG Life Time Fitness Portfolio Mortgage Loan (see Exhibit 34.1)

34.62	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the AG Life Time Fitness Portfolio Mortgage Loan (see Exhibit 34.54)

34.63	Wilmington Trust, National Association, as Trustee of the AG Life Time Fitness Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.64	Wells Fargo Bank, National Association, as Certificate Administrator of the AG Life Time Fitness Portfolio Mortgage Loan (see Exhibit 34.42)

34.65	Wells Fargo Bank, National Association, as Custodian of the AG Life Time Fitness Portfolio Mortgage Loan (see Exhibit 34.43)

34.66	Park Bridge Lender Services LLC, as Operating Advisor of the AG Life Time Fitness Portfolio Mortgage Loan (see Exhibit 34.4)

34.67	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the AG Life Time Fitness Portfolio Mortgage Loan (see Exhibit 34.5)

34.68	National Tax Search, LLC, as Servicing Function Participant of the AG Life Time Fitness Portfolio Mortgage Loan (see Exhibit 34.6)

34.69	Wells Fargo Bank, National Association, as Primary Servicer of the GFH Brennan Industrial Portfolio Mortgage Loan (see Exhibit 34.1)

34.70	C-III Asset Management LLC, as Special Servicer of the GFH Brennan Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.71	Wilmington Trust, National Association, as Trustee of the GFH Brennan Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.72	Citibank, N.A., as Certificate Administrator and Custodian of the GFH Brennan Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.73	Park Bridge Lender Services LLC, as Operating Advisor of the GFH Brennan Industrial Portfolio Mortgage Loan (see Exhibit 34.4)

34.74	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the GFH Brennan Industrial Portfolio Mortgage Loan (see Exhibit 34.5)

34.75	National Tax Search, LLC, as Servicing Function Participant of the GFH Brennan Industrial Portfolio Mortgage Loan (see Exhibit 34.6)

34.76	Wells Fargo Bank, National Association, as Primary Servicer of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 34.1)

34.77	Rialto Capital Advisors, LLC, as Special Servicer of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 34.2)

34.78	Wilmington Trust, National Association, as Trustee of the OZRE Leased Fee Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.79	Wells Fargo Bank, National Association, as Certificate Administrator of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 34.42)

34.80	Wells Fargo Bank, National Association, as Custodian of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 34.43)

34.81	Park Bridge Lender Services LLC, as Operating Advisor of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 34.4)

34.82	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 34.5)

34.83	National Tax Search, LLC, as Servicing Function Participant of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 34.6)

35	Servicer compliance statements.

35.1	Wells Fargo Bank, National Association, as Master Servicer

35.2	Rialto Capital Advisors, LLC, as Special Servicer

35.3	U.S. Bank National Association, as Certificate Administrator

35.4	Berkeley Point Capital LLC, as Primary Servicer

35.5	Berkeley Point Capital LLC, as Primary Servicer of the 215 West 34th Street & 218 West 35th Street Mortgage Loan (see Exhibit 35.4)

35.6	Rialto Capital Advisors, LLC, as Special Servicer of the 215 West 34th Street & 218 West 35th Street Mortgage Loan (see Exhibit 35.2)

35.7	U.S. Bank National Association, as Certificate Administrator of the 215 West 34th Street & 218 West 35th Street Mortgage Loan (see Exhibit 35.3)

35.8	Berkeley Point Capital LLC, as Primary Servicer of the Renaissance Cincinnati Mortgage Loan (see Exhibit 35.4)

35.9	Rialto Capital Advisors, LLC, as Special Servicer of the Renaissance Cincinnati Mortgage Loan (see Exhibit 35.2)

35.10	U.S. Bank National Association, as Certificate Administrator of the Renaissance Cincinnati Mortgage Loan (see Exhibit 35.3)

35.11	Wells Fargo Bank, National Association, as Primary Servicer of the AvidXchange Mortgage Loan (see Exhibit 35.1)

35.12	Rialto Capital Advisors, LLC, as Special Servicer of the AvidXchange Mortgage Loan (see Exhibit 35.2)

35.13	U.S. Bank National Association, as Certificate Administrator of the AvidXchange Mortgage Loan (see Exhibit 35.3)

35.14	Wells Fargo Bank, National Association, as Primary Servicer of the Madbury Commons Mortgage Loan (see Exhibit 35.1)

35.15	Rialto Capital Advisors, LLC, as Special Servicer of the Madbury Commons Mortgage Loan (see Exhibit 35.2)

35.16	U.S. Bank National Association, as Certificate Administrator of the Madbury Commons Mortgage Loan (see Exhibit 35.3)

35.17	Wells Fargo Bank, National Association, as Primary Servicer of the 3 Executive Campus Mortgage Loan (see Exhibit 35.1)

35.18	Rialto Capital Advisors, LLC, as Special Servicer of the 3 Executive Campus Mortgage Loan (see Exhibit 35.2)

35.19	U.S. Bank National Association, as Certificate Administrator of the 3 Executive Campus Mortgage Loan (see Exhibit 35.3)

35.20	Wells Fargo Bank, National Association, as Primary Servicer of the Home Depot - Elk Grove Village Mortgage Loan (see Exhibit 35.1)

35.21	Rialto Capital Advisors, LLC, as Special Servicer of the Home Depot - Elk Grove Village Mortgage Loan (see Exhibit 35.2)

35.22	U.S. Bank National Association, as Certificate Administrator of the Home Depot - Elk Grove Village Mortgage Loan (see Exhibit 35.3)

35.23	Berkeley Point Capital LLC, as Primary Servicer of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (see Exhibit 35.4)

35.24	Rialto Capital Advisors, LLC, as Special Servicer of the NMS Los Angeles Multifamily Portfolio Mortgage Loan

35.25	Wells Fargo Bank, National Association, as Certificate Administrator of the NMS Los Angeles Multifamily Portfolio Mortgage Loan

35.26	Wells Fargo Bank, National Association, as Primary Servicer of the One Commerce Plaza Mortgage Loan

35.27	CWCapital Asset Management LLC, as Special Servicer of the One Commerce Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

35.28	Wells Fargo Bank, National Association, as Certificate Administrator of the One Commerce Plaza Mortgage Loan (see Exhibit 35.25)

35.29	Wells Fargo Bank, National Association, as Primary Servicer of the Hyatt Regency St. Louis at The Arch Mortgage Loan

35.30	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Hyatt Regency St. Louis at The Arch Mortgage Loan

35.31	Wells Fargo Bank, National Association, as Certificate Administrator of the Hyatt Regency St. Louis at The Arch Mortgage Loan (see Exhibit 35.25)

35.32	Wells Fargo Bank, National Association, as Primary Servicer of the AG Life Time Fitness Portfolio Mortgage Loan (see Exhibit 35.29)

35.33	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the AG Life Time Fitness Portfolio Mortgage Loan (see Exhibit 35.30)

35.34	Wells Fargo Bank, National Association, as Certificate Administrator of the AG Life Time Fitness Portfolio Mortgage Loan (see Exhibit 35.25)

35.35	Wells Fargo Bank, National Association, as Primary Servicer of the GFH Brennan Industrial Portfolio Mortgage Loan

35.36	C-III Asset Management LLC, as Special Servicer of the GFH Brennan Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.37	Citibank, N.A., as Certificate Administrator of the GFH Brennan Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.38	Wells Fargo Bank, National Association, as Primary Servicer of the OZRE Leased Fee Portfolio Mortgage Loan

35.39	Rialto Capital Advisors, LLC, as Special Servicer of the OZRE Leased Fee Portfolio Mortgage Loan

35.40	Wells Fargo Bank, National Association, as Certificate Administrator of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 35.25)

99.1	Mortgage Loan Purchase Agreement, dated as of May 1, 2016, between CCRE Commercial Mortgage Securities, L.P. and Cantor Commercial Real Estate Lending, L.P. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein)

99.2	Mortgage Loan Purchase Agreement, dated as of May 1, 2016, between CCRE Commercial Mortgage Securities, L.P. and Benefit Street Partners CRE Finance LLC (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein)

99.3	Mortgage Loan Purchase Agreement, dated as of May 1, 2016, between CCRE Commercial Mortgage Securities, L.P. and Société Générale (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein)

99.4	Primary Servicing Agreement, dated as of May 1, 2016, between Wells Fargo Bank, National Association and Berkeley Point Capital LLC (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein)

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

Date: March 28, 2018

