Form 10-K/A
period 2017-12-31
CFCRE 2016-C4 Mortgage Trust
filed 2018-10-15
CIK 1671048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Not applicable.

EXPLANATORY NOTES

The purpose of this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission (the “Commission”) on March 29, 2018 (the “Original 10-K”) is to file with the Commission a report on assessment of compliance with servicing criteria of Berkeley Point Capital LLC, as primary servicer, as Exhibit 33.7 as a replacement of the report on assessment of compliance with servicing criteria filed as Exhibit 33.7 to the Original 10-K.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1	Pooling and Servicing Agreement, dated as of May 1, 2016, by and among CCRE Commercial Mortgage Securities, L.P., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, U.S. Bank National Association, as Trustee, Certificate Administrator and Paying Agent, U.S. Bank National Association, as Custodian, Park Bridge Lender Services LLC, as Operating Advisor and Park Bridge Lender Services LLC, as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.2	Pooling and Servicing Agreement, dated as of October 1, 2015, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC , as Special Servicer, Wells Fargo Bank, National Association, as Trustee, Certificate Administrator, Paying Agent and Custodian and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.3	Pooling and Servicing Agreement, dated as of January 1, 2016, by and among CCRE Commercial Mortgage Securities, L.P., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, CWCapital Asset Management LLC, as Special Servicer, Wilmington Trust, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, Park Bridge Lender Services LLC, as Operating Advisor and Park Bridge Lender Services LLC as Asset Representations Reviewer (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.4	Pooling and Servicing Agreement, dated as of February 1, 2016, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Wilmington Trust, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, Park Bridge Lender Services LLC, as Operating Advisor and Park Bridge Lender Services LLC, as Asset Representations Reviewer (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.5	Pooling and Servicing Agreement, dated as of April 1, 2016, by and among Citigroup Commercial Mortgage Securities Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, C-III Asset Management LLC, as Special Servicer, Park Bridge Lender Services LLC as Operating Advisor and Asset Representations Reviewer, Citibank, N.A., as Certificate Administrator and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.6	Pooling and Servicing Agreement, dated as of November 1, 2016, by and among CCRE Commercial Mortgage Securities, L.P., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, AEGON USA Realty Advisors, LLC, as Potomac Mills Special Servicer, Wilmington Trust, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, Park Bridge Lender Services LLC, as Operating Advisor and Park Bridge Lender Services LLC as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on December 19, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.7	Co-Lender Agreement, dated as of January 28, 2016, between Cantor Commercial Real Estate Lending, L.P., as Note A-1 Holder, Cantor Commercial Real Estate Lending, L.P., as Note A-2 Holder, and Cantor Commercial Real Estate Lending, L.P., as Note A-3 Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.8	Co-Lender Agreement, dated as of May 6, 2016, between Cantor Commercial Real Estate Lending, L.P., as Note A-1 Holder and UBS Real Estate Securities Inc., as Note A-2 Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.9	Co-Lender Agreement, dated as of May 6, 2016, between Cantor Commercial Real Estate Lending, L.P., as Note A-1 Holder and Note A-2 Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.10	Co-Lender Agreement, dated as of May 18, 2016, between Cantor Commercial Real Estate Lending, L.P., as Note A-1 Holder and Cantor Commercial Real Estate Lending, L.P. Note A-2 Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.11	Co-Lender Agreement, dated as of May 18, 2016, between Cantor Commercial Real Estate Lending, L.P., as Note A-1 Holder and Cantor Commercial Real Estate Lending, L.P. Note A-2 Holder (filed as Exhibit 4.16 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.12	Agreement Between Note Holders, dated as of April 13, 2016, by and between Société Générale, as Initial Note A-1 Holder and Société Générale, as Initial Note A-2 Holder (filed as Exhibit 4.17 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.13	Co-Lender Agreement, dated as of October 29, 2015, between Cantor Commercial Real Estate Lending, L.P., as Note A-1 Holder, Cantor Commercial Real Estate Lending, L.P., as Note A-2 Holder and Cantor Commercial Real Estate Lending, L.P., as Note A-3 Holder (filed as Exhibit 4.15 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.14	Co-Lender Agreement, dated as of January 28, 2016, between Cantor Commercial Real Estate Lending, L.P., as Note A-1 Holder and Cantor Commercial Real Estate Lending, L.P., as Note A-2 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.15	Co-Lender Agreement, dated as of February 10, 2016, between Cantor Commercial Real Estate Lending, L.P., as Note A-1 Holder and Cantor Commercial Real Estate Lending, L.P., as Note A-2 Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.16	Amended and Restated Co-Lender Agreement, dated as of May 5, 2016, between Wilmington Trust, National Association, as Trustee, for the benefit of the Holders of COMM 2016-CCRE28 Mortgage Trust Commercial Mortgage Pass-Through Certificates, Series 2016-CCRE28, as Note A-1 Holder, Wilmington Trust, National Association, as Trustee, for the benefit of the Holders of CFCRE 2016-C3 Mortgage Trust Commercial Mortgage Pass-Through Certificates, Series 2016-C3, as Note A-2 Holder, Cantor Commercial Real Estate Lending, L.P., as Note A-3 Holder, Cantor Commercial Real Estate Lending, L.P., as Note A-4-1 Holder and Cantor Commercial Real Estate Lending, L.P., as Note A-4-2 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.17	Agreement Between Note Holders, dated as of April 13, 2016, by and between Société Générale, as Initial Note A-1 Holder and Société Générale, as Initial Note A-2 Holder, (filed as Exhibit 4.14 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.18	Amended and Restated Co-Lender Agreement, dated as of July 19, 2016, between U.S. Bank National Association, as Trustee, for the benefit of the Holders of CFCRE 2016-C4 Mortgage Trust Commercial Mortgage Pass-Through Certificates, Series 2016-C4, as Note A-1 Holder, Note A-4 Holder and Note A-5 Holder, Cantor Commercial Real Estate Lending, L.P., as Note A-2-1 Holder, Cantor Commercial Real Estate Lending, L.P., as Note A-2-2 Holder, and Deutsche Bank Trust Company Americas, as Trustee, on behalf of the registered Holders of Citigroup Commercial Mortgage Trust 2016-C1, Commercial Mortgage Pass-Through Certificates, Series 2016-C1, as Note A-3 Holder, Note A-6 Holder, Note A-7 Holder and Note A-8 Holder (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on November 29, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

31	Rule 13a-14(d)/15d-14(d) Certifications.

33	Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1	Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

33.2	Rialto Capital Advisors, LLC, as Special Servicer (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

33.3	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

33.4	Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

33.5	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

33.6	National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

33.7	Berkeley Point Capital LLC, as Primary Servicer

33.8	Berkeley Point Capital LLC, as Primary Servicer of the 215 West 34th Street & 218 West 35th Street Mortgage Loan (see Exhibit 33.7)

33.9	Rialto Capital Advisors, LLC, as Special Servicer of the 215 West 34th Street & 218 West 35th Street Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

33.10	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the 215 West 34th Street & 218 West 35th Street Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

33.11	Park Bridge Lender Services LLC, as Operating Advisor of the 215 West 34th Street & 218 West 35th Street Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

33.12	Berkeley Point Capital LLC, as Primary Servicer of the Renaissance Cincinnati Mortgage Loan (see Exhibit 33.7)

33.13	Rialto Capital Advisors, LLC, as Special Servicer of the Renaissance Cincinnati Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

33.14	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the Renaissance Cincinnati Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

33.15	Park Bridge Lender Services LLC, as Operating Advisor of the Renaissance Cincinnati Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

33.16	Wells Fargo Bank, National Association, as Primary Servicer of the AvidXchange Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

33.17	Rialto Capital Advisors, LLC, as Special Servicer of the AvidXchange Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

33.18	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the AvidXchange Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

33.19	Park Bridge Lender Services LLC, as Operating Advisor of the AvidXchange Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

33.20	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the AvidXchange Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

33.21	National Tax Search, LLC, as Servicing Function Participant of the AvidXchange Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

33.22	Wells Fargo Bank, National Association, as Primary Servicer of the Madbury Commons Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

33.23	Rialto Capital Advisors, LLC, as Special Servicer of the Madbury Commons Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

33.24	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the Madbury Commons Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

33.25	Park Bridge Lender Services LLC, as Operating Advisor of the Madbury Commons Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

33.26	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Madbury Commons Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

33.27	National Tax Search, LLC, as Servicing Function Participant of the Madbury Commons Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

33.28	Wells Fargo Bank, National Association, as Primary Servicer of the 3 Executive Campus Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

33.29	Rialto Capital Advisors, LLC, as Special Servicer of the 3 Executive Campus Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

33.30	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the 3 Executive Campus Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

33.31	Park Bridge Lender Services LLC, as Operating Advisor of the 3 Executive Campus Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

33.32	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 3 Executive Campus Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

33.33	National Tax Search, LLC, as Servicing Function Participant of the 3 Executive Campus Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

33.34	Wells Fargo Bank, National Association, as Primary Servicer of the Home Depot - Elk Grove Village Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

33.35	Rialto Capital Advisors, LLC, as Special Servicer of the Home Depot - Elk Grove Village Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

33.36	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the Home Depot - Elk Grove Village Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

33.37	Park Bridge Lender Services LLC, as Operating Advisor of the Home Depot - Elk Grove Village Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

33.38	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Home Depot - Elk Grove Village Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

33.39	National Tax Search, LLC, as Servicing Function Participant of the Home Depot - Elk Grove Village Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

33.40	Berkeley Point Capital LLC, as Primary Servicer of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (see Exhibit 33.7)

33.41	Rialto Capital Advisors, LLC, as Special Servicer of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

33.42	Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (filed as Exhibit 33.42 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

33.43	Wells Fargo Bank, National Association, as Custodian of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (filed as Exhibit 33.43 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

33.44	Park Bridge Lender Services LLC, as Operating Advisor of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

33.45	Wells Fargo Bank, National Association, as Primary Servicer of the One Commerce Plaza Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

33.46	CWCapital Asset Management LLC, as Special Servicer of the One Commerce Plaza Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.47	Wilmington Trust, National Association, as Trustee of the One Commerce Plaza Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.48	Wells Fargo Bank, National Association, as Certificate Administrator of the One Commerce Plaza Mortgage Loan (filed as Exhibit 33.42 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

33.49	Wells Fargo Bank, National Association, as Custodian of the One Commerce Plaza Mortgage Loan (filed as Exhibit 33.43 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

33.50	Park Bridge Lender Services LLC, as Operating Advisor of the One Commerce Plaza Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

33.51	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the One Commerce Plaza Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

33.52	National Tax Search, LLC, as Servicing Function Participant of the One Commerce Plaza Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

33.53	Wells Fargo Bank, National Association, as Primary Servicer of the Hyatt Regency St. Louis at The Arch Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

33.54	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Hyatt Regency St. Louis at The Arch Mortgage Loan (filed as Exhibit 33.54 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

33.55	Wilmington Trust, National Association, as Trustee of the Hyatt Regency St. Louis at The Arch Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.56	Wells Fargo Bank, National Association, as Certificate Administrator of the Hyatt Regency St. Louis at The Arch Mortgage Loan (filed as Exhibit 33.42 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

33.57	Wells Fargo Bank, National Association, as Custodian of the Hyatt Regency St. Louis at The Arch Mortgage Loan (filed as Exhibit 33.43 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

33.58	Park Bridge Lender Services LLC, as Operating Advisor of the Hyatt Regency St. Louis at The Arch Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

33.59	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hyatt Regency St. Louis at The Arch Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

33.60	National Tax Search, LLC, as Servicing Function Participant of the Hyatt Regency St. Louis at The Arch Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

33.61	Wells Fargo Bank, National Association, as Primary Servicer of the AG Life Time Fitness Portfolio Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

33.62	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the AG Life Time Fitness Portfolio Mortgage Loan (filed as Exhibit 33.54 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

33.63	Wilmington Trust, National Association, as Trustee of the AG Life Time Fitness Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.64	Wells Fargo Bank, National Association, as Certificate Administrator of the AG Life Time Fitness Portfolio Mortgage Loan (filed as Exhibit 33.42 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

33.65	Wells Fargo Bank, National Association, as Custodian of the AG Life Time Fitness Portfolio Mortgage Loan (filed as Exhibit 33.43 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

33.66	Park Bridge Lender Services LLC, as Operating Advisor of the AG Life Time Fitness Portfolio Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

33.67	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the AG Life Time Fitness Portfolio Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

33.68	National Tax Search, LLC, as Servicing Function Participant of the AG Life Time Fitness Portfolio Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

33.69	Wells Fargo Bank, National Association, as Primary Servicer of the GFH Brennan Industrial Portfolio Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

33.70	C-III Asset Management LLC, as Special Servicer of the GFH Brennan Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.71	Wilmington Trust, National Association, as Trustee of the GFH Brennan Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.72	Citibank, N.A., as Certificate Administrator and Custodian of the GFH Brennan Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.73	Park Bridge Lender Services LLC, as Operating Advisor of the GFH Brennan Industrial Portfolio Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

33.74	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the GFH Brennan Industrial Portfolio Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

33.75	National Tax Search, LLC, as Servicing Function Participant of the GFH Brennan Industrial Portfolio Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

33.76	Wells Fargo Bank, National Association, as Primary Servicer of the OZRE Leased Fee Portfolio Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

33.77	Rialto Capital Advisors, LLC, as Special Servicer of the OZRE Leased Fee Portfolio Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

33.78	Wilmington Trust, National Association, as Trustee of the OZRE Leased Fee Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.79	Wells Fargo Bank, National Association, as Certificate Administrator of the OZRE Leased Fee Portfolio Mortgage Loan (filed as Exhibit 33.42 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

33.80	Wells Fargo Bank, National Association, as Custodian of the OZRE Leased Fee Portfolio Mortgage Loan (filed as Exhibit 33.43 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

33.81	Park Bridge Lender Services LLC, as Operating Advisor of the OZRE Leased Fee Portfolio Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

33.82	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the OZRE Leased Fee Portfolio Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

33.83	National Tax Search, LLC, as Servicing Function Participant of the OZRE Leased Fee Portfolio Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1	Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

34.2	Rialto Capital Advisors, LLC, as Special Servicer (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

34.3	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

34.4	Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

34.5	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

34.6	National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

34.7	Berkeley Point Capital LLC, as Primary Servicer (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

34.8	Berkeley Point Capital LLC, as Primary Servicer of the 215 West 34th Street & 218 West 35th Street Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

34.9	Rialto Capital Advisors, LLC, as Special Servicer of the 215 West 34th Street & 218 West 35th Street Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

34.10	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the 215 West 34th Street & 218 West 35th Street Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

34.11	Park Bridge Lender Services LLC, as Operating Advisor of the 215 West 34th Street & 218 West 35th Street Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

34.12	Berkeley Point Capital LLC, as Primary Servicer of the Renaissance Cincinnati Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

34.13	Rialto Capital Advisors, LLC, as Special Servicer of the Renaissance Cincinnati Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

34.14	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the Renaissance Cincinnati Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

34.15	Park Bridge Lender Services LLC, as Operating Advisor of the Renaissance Cincinnati Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

34.16	Wells Fargo Bank, National Association, as Primary Servicer of the AvidXchange Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

34.17	Rialto Capital Advisors, LLC, as Special Servicer of the AvidXchange Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

34.18	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the AvidXchange Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

34.19	Park Bridge Lender Services LLC, as Operating Advisor of the AvidXchange Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

34.20	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the AvidXchange Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

34.21	National Tax Search, LLC, as Servicing Function Participant of the AvidXchange Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

34.22	Wells Fargo Bank, National Association, as Primary Servicer of the Madbury Commons Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

34.23	Rialto Capital Advisors, LLC, as Special Servicer of the Madbury Commons Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

34.24	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the Madbury Commons Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

34.25	Park Bridge Lender Services LLC, as Operating Advisor of the Madbury Commons Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

34.26	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Madbury Commons Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

34.27	National Tax Search, LLC, as Servicing Function Participant of the Madbury Commons Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

34.28	Wells Fargo Bank, National Association, as Primary Servicer of the 3 Executive Campus Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

34.29	Rialto Capital Advisors, LLC, as Special Servicer of the 3 Executive Campus Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

34.30	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the 3 Executive Campus Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

34.31	Park Bridge Lender Services LLC, as Operating Advisor of the 3 Executive Campus Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

34.32	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 3 Executive Campus Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

34.33	National Tax Search, LLC, as Servicing Function Participant of the 3 Executive Campus Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

34.34	Wells Fargo Bank, National Association, as Primary Servicer of the Home Depot - Elk Grove Village Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

34.35	Rialto Capital Advisors, LLC, as Special Servicer of the Home Depot - Elk Grove Village Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

34.36	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the Home Depot - Elk Grove Village Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

34.37	Park Bridge Lender Services LLC, as Operating Advisor of the Home Depot - Elk Grove Village Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

34.38	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Home Depot - Elk Grove Village Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

34.39	National Tax Search, LLC, as Servicing Function Participant of the Home Depot - Elk Grove Village Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

34.40	Berkeley Point Capital LLC, as Primary Servicer of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

34.41	Rialto Capital Advisors, LLC, as Special Servicer of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

34.42	Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (filed as Exhibit 34.42 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

34.43	Wells Fargo Bank, National Association, as Custodian of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (filed as Exhibit 34.43 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

34.44	Park Bridge Lender Services LLC, as Operating Advisor of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

34.45	Wells Fargo Bank, National Association, as Primary Servicer of the One Commerce Plaza Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

34.46	CWCapital Asset Management LLC, as Special Servicer of the One Commerce Plaza Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.47	Wilmington Trust, National Association, as Trustee of the One Commerce Plaza Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.48	Wells Fargo Bank, National Association, as Certificate Administrator of the One Commerce Plaza Mortgage Loan (filed as Exhibit 34.42 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

34.49	Wells Fargo Bank, National Association, as Custodian of the One Commerce Plaza Mortgage Loan (filed as Exhibit 34.43 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

34.50	Park Bridge Lender Services LLC, as Operating Advisor of the One Commerce Plaza Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

34.51	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the One Commerce Plaza Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

34.52	National Tax Search, LLC, as Servicing Function Participant of the One Commerce Plaza Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

34.53	Wells Fargo Bank, National Association, as Primary Servicer of the Hyatt Regency St. Louis at The Arch Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

34.54	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Hyatt Regency St. Louis at The Arch Mortgage Loan (filed as Exhibit 34.54 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

34.55	Wilmington Trust, National Association, as Trustee of the Hyatt Regency St. Louis at The Arch Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.56	Wells Fargo Bank, National Association, as Certificate Administrator of the Hyatt Regency St. Louis at The Arch Mortgage Loan (filed as Exhibit 34.42 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

34.57	Wells Fargo Bank, National Association, as Custodian of the Hyatt Regency St. Louis at The Arch Mortgage Loan (filed as Exhibit 34.43 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

34.58	Park Bridge Lender Services LLC, as Operating Advisor of the Hyatt Regency St. Louis at The Arch Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

34.59	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hyatt Regency St. Louis at The Arch Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

34.60	National Tax Search, LLC, as Servicing Function Participant of the Hyatt Regency St. Louis at The Arch Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

34.61	Wells Fargo Bank, National Association, as Primary Servicer of the AG Life Time Fitness Portfolio Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

34.62	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the AG Life Time Fitness Portfolio Mortgage Loan (filed as Exhibit 34.54 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

34.63	Wilmington Trust, National Association, as Trustee of the AG Life Time Fitness Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.64	Wells Fargo Bank, National Association, as Certificate Administrator of the AG Life Time Fitness Portfolio Mortgage Loan (filed as Exhibit 34.42 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

34.65	Wells Fargo Bank, National Association, as Custodian of the AG Life Time Fitness Portfolio Mortgage Loan (filed as Exhibit 34.43 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

34.66	Park Bridge Lender Services LLC, as Operating Advisor of the AG Life Time Fitness Portfolio Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

34.67	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the AG Life Time Fitness Portfolio Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

34.68	National Tax Search, LLC, as Servicing Function Participant of the AG Life Time Fitness Portfolio Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

34.69	Wells Fargo Bank, National Association, as Primary Servicer of the GFH Brennan Industrial Portfolio Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

34.70	C-III Asset Management LLC, as Special Servicer of the GFH Brennan Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.71	Wilmington Trust, National Association, as Trustee of the GFH Brennan Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.72	Citibank, N.A., as Certificate Administrator and Custodian of the GFH Brennan Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.73	Park Bridge Lender Services LLC, as Operating Advisor of the GFH Brennan Industrial Portfolio Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

34.74	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the GFH Brennan Industrial Portfolio Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

34.75	National Tax Search, LLC, as Servicing Function Participant of the GFH Brennan Industrial Portfolio Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

34.76	Wells Fargo Bank, National Association, as Primary Servicer of the OZRE Leased Fee Portfolio Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

34.77	Rialto Capital Advisors, LLC, as Special Servicer of the OZRE Leased Fee Portfolio Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

34.78	Wilmington Trust, National Association, as Trustee of the OZRE Leased Fee Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.79	Wells Fargo Bank, National Association, as Certificate Administrator of the OZRE Leased Fee Portfolio Mortgage Loan (filed as Exhibit 34.42 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

34.80	Wells Fargo Bank, National Association, as Custodian of the OZRE Leased Fee Portfolio Mortgage Loan (filed as Exhibit 34.43 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

34.81	Park Bridge Lender Services LLC, as Operating Advisor of the OZRE Leased Fee Portfolio Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

34.82	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the OZRE Leased Fee Portfolio Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

34.83	National Tax Search, LLC, as Servicing Function Participant of the OZRE Leased Fee Portfolio Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

35	Servicer compliance statements.

35.1	Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

35.2	Rialto Capital Advisors, LLC, as Special Servicer (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

35.3	U.S. Bank National Association, as Certificate Administrator (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

35.4	Berkeley Point Capital LLC, as Primary Servicer (filed as Exhibit 35.4 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

35.5	Berkeley Point Capital LLC, as Primary Servicer of the 215 West 34th Street & 218 West 35th Street Mortgage Loan (filed as Exhibit 35.4 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

35.6	Rialto Capital Advisors, LLC, as Special Servicer of the 215 West 34th Street & 218 West 35th Street Mortgage Loan (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

35.7	U.S. Bank National Association, as Certificate Administrator of the 215 West 34th Street & 218 West 35th Street Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

35.8	Berkeley Point Capital LLC, as Primary Servicer of the Renaissance Cincinnati Mortgage Loan (filed as Exhibit 35.4 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

35.9	Rialto Capital Advisors, LLC, as Special Servicer of the Renaissance Cincinnati Mortgage Loan (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

35.10	U.S. Bank National Association, as Certificate Administrator of the Renaissance Cincinnati Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

35.11	Wells Fargo Bank, National Association, as Primary Servicer of the AvidXchange Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

35.12	Rialto Capital Advisors, LLC, as Special Servicer of the AvidXchange Mortgage Loan (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

35.13	U.S. Bank National Association, as Certificate Administrator of the AvidXchange Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

35.14	Wells Fargo Bank, National Association, as Primary Servicer of the Madbury Commons Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

35.15	Rialto Capital Advisors, LLC, as Special Servicer of the Madbury Commons Mortgage Loan (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

35.16	U.S. Bank National Association, as Certificate Administrator of the Madbury Commons Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

35.17	Wells Fargo Bank, National Association, as Primary Servicer of the 3 Executive Campus Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

35.18	Rialto Capital Advisors, LLC, as Special Servicer of the 3 Executive Campus Mortgage Loan (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

35.19	U.S. Bank National Association, as Certificate Administrator of the 3 Executive Campus Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

35.20	Wells Fargo Bank, National Association, as Primary Servicer of the Home Depot - Elk Grove Village Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

35.21	Rialto Capital Advisors, LLC, as Special Servicer of the Home Depot - Elk Grove Village Mortgage Loan (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

35.22	U.S. Bank National Association, as Certificate Administrator of the Home Depot - Elk Grove Village Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

35.23	Berkeley Point Capital LLC, as Primary Servicer of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (filed as Exhibit 35.4 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

35.24	Rialto Capital Advisors, LLC, as Special Servicer of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (filed as Exhibit 35.24 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

35.25	Wells Fargo Bank, National Association, as Certificate Administrator of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (filed as Exhibit 35.25 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

35.26	Wells Fargo Bank, National Association, as Primary Servicer of the One Commerce Plaza Mortgage Loan (filed as Exhibit 35.26 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

35.27	CWCapital Asset Management LLC, as Special Servicer of the One Commerce Plaza Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

35.28	Wells Fargo Bank, National Association, as Certificate Administrator of the One Commerce Plaza Mortgage Loan (filed as Exhibit 35.25 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

35.29	Wells Fargo Bank, National Association, as Primary Servicer of the Hyatt Regency St. Louis at The Arch Mortgage Loan (filed as Exhibit 35.29 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

35.30	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Hyatt Regency St. Louis at The Arch Mortgage Loan (filed as Exhibit 35.30 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

35.31	Wells Fargo Bank, National Association, as Certificate Administrator of the Hyatt Regency St. Louis at The Arch Mortgage Loan (filed as Exhibit 35.31 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

35.32	Wells Fargo Bank, National Association, as Primary Servicer of the AG Life Time Fitness Portfolio Mortgage Loan (filed as Exhibit 35.29 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

35.33	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the AG Life Time Fitness Portfolio Mortgage Loan (filed as Exhibit 35.30 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

35.34	Wells Fargo Bank, National Association, as Certificate Administrator of the AG Life Time Fitness Portfolio Mortgage Loan (filed as Exhibit 35.25 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

35.35	Wells Fargo Bank, National Association, as Primary Servicer of the GFH Brennan Industrial Portfolio Mortgage Loan (filed as Exhibit 35.35 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

35.36	C-III Asset Management LLC, as Special Servicer of the GFH Brennan Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

35.37	Citibank, N.A., as Certificate Administrator of the GFH Brennan Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

35.38	Wells Fargo Bank, National Association, as Primary Servicer of the OZRE Leased Fee Portfolio Mortgage Loan (filed as Exhibit 35.38 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

35.39	Rialto Capital Advisors, LLC, as Special Servicer of the OZRE Leased Fee Portfolio Mortgage Loan (filed as Exhibit 35.39 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

35.40	Wells Fargo Bank, National Association, as Certificate Administrator of the OZRE Leased Fee Portfolio Mortgage Loan (filed as Exhibit 35.25 to the Original 10-K under Commission File No. 333-207567-02 and incorporated by reference herein)

99.1	Mortgage Loan Purchase Agreement, dated as of May 1, 2016, between CCRE Commercial Mortgage Securities, L.P. and Cantor Commercial Real Estate Lending, L.P. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein)

99.2	Mortgage Loan Purchase Agreement, dated as of May 1, 2016, between CCRE Commercial Mortgage Securities, L.P. and Benefit Street Partners CRE Finance LLC (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein)

99.3	Mortgage Loan Purchase Agreement, dated as of May 1, 2016, between CCRE Commercial Mortgage Securities, L.P. and Société Générale (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein)

99.4	Primary Servicing Agreement, dated as of May 1, 2016, between Wells Fargo Bank, National Association and Berkeley Point Capital LLC (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein)

(b)	The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c)	Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CCRE Commercial Mortgage Securities, L.P.
(Depositor)

/s/ James Buccola
James Buccola, Chief Executive Officer
(senior officer in charge of securitization of the depositor)

Date: October 12, 2018

