Form 10-K
period 2018-12-31
CFCRE 2016-C4 Mortgage Trust
filed 2019-03-27
CIK 1671048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Not applicable.

EXPLANATORY NOTES

The 215 West 34th Street & 218 West 35th Street Mortgage Loan, the Renaissance Cincinnati Mortgage Loan, the AvidXchange Mortgage Loan, the Madbury Commons Mortgage Loan, the 3 Executive Campus Mortgage Loan and the Home Depot - Elk Grove Village Mortgage Loan, which constituted approximately 5.4%, 4.1%, 3.7%, 3.5%, 2.0% and 1.3%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the 215 West 34th Street & 218 West 35th Street Mortgage Loan which is an asset of the issuing entity and two other pari passu loans, which are not assets of the issuing entity, (b) with respect to the Renaissance Cincinnati Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity, (c) with respect to the AvidXchange Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity, (d) with respect to the Madbury Commons Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity, (e) with respect to the 3 Executive Campus Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity and (f) with respect to the Home Depot - Elk Grove Village Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the 215 West 34th Street & 218 West 35th Street Mortgage Loan, the Renaissance Cincinnati Mortgage Loan, the AvidXchange Mortgage Loan, the Madbury Commons Mortgage Loan, the 3 Executive Campus Mortgage Loan and the Home Depot - Elk Grove Village Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association is the master servicer under the Pooling and Servicing Agreement. The responsibilities of Wells Fargo Bank, National Association, as primary servicer of each of these loan combinations with respect to the issuing entity (except with respect to the 215 West 34th Street & 218 West 35th Street Mortgage Loan and the Renaissance Cincinnati Mortgage Loan, which are being serviced by Berkeley Point Capital LLC d/b/a Newmark Knight Frank), are subsumed within its responsibilities as master servicer under the Pooling and Servicing Agreement. Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under the Pooling and Servicing Agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the NMS Los Angeles Multifamily Portfolio Mortgage Loan, which constituted approximately 3.0% of the asset pool of the issuing entity as of its cut-off date. The NMS Los Angeles Multifamily Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the NMS Los Angeles Multifamily Portfolio Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the COMM 2015-CCRE27 Mortgage Trust transaction, Commission File Number 333-193376-24 (the “COMM 2015-CCRE27 Transaction”). This loan combination, including the NMS Los Angeles Multifamily Portfolio Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the COMM 2015-CCRE27 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K. Berkeley Point Capital LLC d/b/a Newmark Knight Frank is the master servicer under the pooling and servicing agreement for the COMM 2015-CCRE27 Transaction. The responsibilities of Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the COMM 2015-CCRE27 Transaction. Thus, the servicer compliance statement provided by Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

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

Berkeley Point Capital LLC d/b/a Newmark Knight Frank is the primary servicer of the 215 West 34th Street & 218 West 35th Street Mortgage Loan, the Renaissance Cincinnati Mortgage Loan and the NMS Los Angeles Multifamily Portfolio Mortgage Loan. As a result, Berkeley Point Capital LLC d/b/a Newmark Knight Frank is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Berkeley Point Capital LLC d/b/a Newmark Knight Frank in the capacities described above are listed in the Exhibit Index.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC. These entities were engaged by the master servicer under the Pooling and Servicing Agreement (except with respect to those mortgage loans for which Berkeley Point Capital LLC d/b/a Newmark Knight Frank is the primary servicer) and the primary servicer of the OZRE Leased Fee Portfolio Mortgage Loan, the Hyatt Regency St. Louis at The Arch Mortgage Loan, the AG Life Time Fitness Portfolio Mortgage Loan, the One Commerce Plaza Mortgage Loan and the GFH Brennan Industrial Portfolio Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB. Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB. See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to U.S. Bank National Association, as trustee, certificate administrator and custodian, Wells Fargo Bank, National Association, as trustee, certificate administrator and custodian, and Citibank N.A., as certificate administrator and custodian:

Since 2014 various plaintiffs or groups of plaintiffs, primarily investors, have filed claims against U.S. Bank National Association (“U.S. Bank”), in its capacity as trustee or successor trustee (as the case may be) under certain residential mortgage backed securities (“RMBS”) trusts. The plaintiffs or plaintiff groups have filed substantially similar complaints against other RMBS trustees, including Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and Wells Fargo. The complaints against U.S. Bank allege the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and assert causes of action based upon the trustee’s purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality. The complaints also assert that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and that the trustee purportedly failed to abide by a heightened standard of care following alleged events of default.

Currently U.S. Bank is a defendant in multiple actions alleging individual or class action claims against the trustee with respect to multiple trusts as described above. Previously, U.S. Bank disclosed that the most substantial case was: BlackRock Balanced Capital Portfolio et al v. U.S. Bank National Association, No. 605204/2015 (N.Y. Sup. Ct.) (class action alleging claims with respect to approximately 770 trusts) and its companion case BlackRock Core Bond Portfolio et al v. U.S. Bank National Association, No. 14-cv-9401 (S.D.N.Y.) (collectively, the “BlackRock cases”). U.S. Bank has entered into a settlement agreement that will resolve the BlackRock cases following approval of the dismissals by the applicable court. Some of the trusts implicated in the aforementioned Blackrock cases, as well as other trusts, are involved in actions brought by separate groups of plaintiffs related to no more than 100 trusts per case.

U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in. good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

Since June 18, 2014, a group of institutional investors have filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts. The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee’s alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Wells Fargo Bank has reached an agreement, in which it denies any wrongdoing, to resolve these claims on a classwide basis for the 271 RMBS trusts currently at issue. The settlement agreement is subject to court approval. Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning 57 RMBS trusts in New York federal and state court are not covered by the agreement. With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs’ claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

In the ordinary course of business, Citibank, N.A. (“Citibank”) is involved in a number of legal proceedings, including in connection with its role as trustee of certain RMBS transactions. Certain of these Citibank as trustee-related matters are disclosed herein.

On June 18, 2014, a civil action was filed against Citibank in the Supreme Court of the State of New York by a group of investors in 48 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, asserting claims for purported violations of the Trust Indenture Act of 1939 (the “Trust Indenture Act”), breach of contract, breach of fiduciary duty and negligence based on Citibank’s alleged failure to perform its duties as trustee for the 48 RMBS trusts. On November 24, 2014, plaintiffs sought leave to withdraw this action. On the same day, a smaller subset of similar plaintiff investors in 27 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, filed a new civil action against Citibank in the United States District Court for the Southern District of New York asserting similar claims as the prior action filed in state court. In January 2015, the court closed plaintiffs’ original state court action. On September 8, 2015, the federal court dismissed all claims as to 24 of the 27 trusts and allowed certain of the claims to proceed as to the other three trusts. Subsequently, plaintiffs voluntarily dismissed all claims with respect to two of the three trusts. On April 7, 2017, Citibank filed a motion for summary judgment. Plaintiffs filed its consolidated opposition brief and cross motion for partial summary judgment on May 22, 2017. Briefing on those motions was completed on August 4, 2017. On March 22, 2018, the court granted Citibank’s motion for summary judgment in its entirety, denied Plaintiffs’ motion for summary judgment and ordered the clerk to close the case. On April 20, 2018, plaintiffs filed a notice of appeal. Plaintiffs’ opening brief was filed on August 3, 2018. Citibank filed its opposition on November 2, 2018. Plaintiffs’ filed their reply on November 16, 2018.

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

On August 19, 2015, the Federal Deposit Insurance Corporation (“FDIC”) as Receiver for a failed financial institution filed a civil action against Citibank in the Southern District of New York. This action relates to one private-label RMBS trust for which Citibank formerly served as trustee. FDIC asserts claims for breach of contract, violation of the Streit Act, and violation of the Trust Indenture Act. Citibank jointly briefed a motion to dismiss with The Bank of New York Mellon and U.S. Bank, N.A., entities that have also been sued by FDIC in their capacity as trustee, and these cases have all been consolidated in front of Judge Carter. On September 30, 2016, the Court granted the motion to dismiss without prejudice for lack of subject matter jurisdiction. On October 14, 2016, FDIC filed a motion for reargument or relief from judgment from the Court’s dismissal order. On July 11, 2017, Judge Carter ruled on the motion for reconsideration regarding his dismissal of the action. He denied reconsideration of his decision on standing, but granted leave to amend the complaint by October 9, 2017. The FDIC subsequently requested an extension of time to file its amended complaint, which was granted. The FDIC filed its amended complaint on December 8, 2017. Defendants jointly filed a motion to dismiss the amended complaint on March 13, 2018. On April 18, 2018, plaintiff filed its opposition. Defendants filed their joint reply on May 3, 2018.

There can be no assurances as to the outcome of litigation or the possible impact of litigation on the trustee or the RMBS trusts. However, Citibank denies liability and continues to vigorously defend against these litigations. Furthermore, neither the above-disclosed litigations nor any other pending legal proceeding involving Citibank will materially affect Citibank’s ability to perform its duties under the related servicing agreement for this CMBS transaction.

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

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Midland Loan Services, a Division of PNC Bank National Association discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”. The noncompliance consisted of omitted or inaccurately reported numbers due to the following: (1) the initial setup files contained information at the asset level, and Midland was required to manually compile the information to present it at the loan level as required by Schedule AL; and (2) certain reporting requirements required manual processing by Midland, including the use of various data computation formulas, quality control checks and analysis.

The identified instances did not involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland is currently remediating the Schedule AL reporting for the CMBS transactions found to be incorrect, and will be making improvements to its systems, processes and procedures to support its Schedule AL reporting obligations.

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by CWCapital Asset Management LLC (“CWCAM”) discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance:

1122(d)(2)(vii): “Reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations: (A) are mathematically accurate; (B) are prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements; (C) are reviewed and approved by someone other than the person who prepared the reconciling items; and (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in the transaction agreements.”

The instance of material noncompliance, for the reporting period included a failure to complete the required bank reconciliations within 30 calendar days after the bank statement cutoff date. In five of the twelve months related to the reporting period, the required reconciliations were not completed within the 30 calendar days requirement as follows:

February 2018: bank reconciliations were prepared on June 22, 2018

March 2018: bank reconciliations were prepared on May 1, 2018

September 2018: bank reconciliations were prepared on November 6, 2018

November 2018: bank reconciliations were prepared on February 19, 2019

December 2018: bank reconciliations were prepared on February 6, 2019

The identified instances did not involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

In response to the lack of adherence to company policy and procedures, CWCAM’s Compliance Committee reviewed the reasons for noncompliance and added two additional procedures to supplement its existing procedures:

1) the accounting department has added the completion of bank account reconciliations within 30 calendar days to its monthly closing checklist, which is reviewed and signed off by a CWCAM officer; and

2) the Chief Financial Officer has set up a monthly electronic reminder requiring that the completed bank reconciliations be forwarded to the CFO for an additional layer of review.

Report on Assessment of Compliance with Applicable Servicing Criteria Not Included

For the reasons discussed in the Explanatory Notes above, CWCAM is not a party performing activities that address servicing criteria relating to 5% or more of the assets of the issuing entity. Therefore, the report of assessment of compliance with applicable servicing criteria for CWCAM has not been included as an exhibit to this Annual Report on Form 10-K.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1	Pooling and Servicing Agreement, dated as of May 1, 2016, by and among CCRE Commercial Mortgage Securities, L.P., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, U.S. Bank National Association, as Trustee, Certificate Administrator and Paying Agent, U.S. Bank National Association, as Custodian, Park Bridge Lender Services LLC, as Operating Advisor and Park Bridge Lender Services LLC, as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.2	Pooling and Servicing Agreement, dated as of October 1, 2015, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC , as Special Servicer, Wells Fargo Bank, National Association, as Trustee, Certificate Administrator, Paying Agent and Custodian and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.3	Pooling and Servicing Agreement, dated as of January 1, 2016, by and among CCRE Commercial Mortgage Securities, L.P., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, CWCapital Asset Management LLC, as Special Servicer, Wilmington Trust, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, Park Bridge Lender Services LLC, as Operating Advisor and Park Bridge Lender Services LLC as Asset Representations Reviewer (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.4	Pooling and Servicing Agreement, dated as of February 1, 2016, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Wilmington Trust, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, Park Bridge Lender Services LLC, as Operating Advisor and Park Bridge Lender Services LLC, as Asset Representations Reviewer (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.5	Pooling and Servicing Agreement, dated as of April 1, 2016, by and among Citigroup Commercial Mortgage Securities Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, C-III Asset Management LLC, as Special Servicer, Park Bridge Lender Services LLC as Operating Advisor and Asset Representations Reviewer, Citibank, N.A., as Certificate Administrator and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.6	Pooling and Servicing Agreement, dated as of November 1, 2016, by and among CCRE Commercial Mortgage Securities, L.P., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, AEGON USA Realty Advisors, LLC, as Potomac Mills Special Servicer, Wilmington Trust, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, Park Bridge Lender Services LLC, as Operating Advisor and Park Bridge Lender Services LLC as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on December 19, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.7	Co-Lender Agreement, dated as of January 28, 2016, between Cantor Commercial Real Estate Lending, L.P., as Note A-1 Holder, Cantor Commercial Real Estate Lending, L.P., as Note A-2 Holder, and Cantor Commercial Real Estate Lending, L.P., as Note A-3 Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.8	Co-Lender Agreement, dated as of May 6, 2016, between Cantor Commercial Real Estate Lending, L.P., as Note A-1 Holder and UBS Real Estate Securities Inc., as Note A-2 Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.9	Co-Lender Agreement, dated as of May 6, 2016, between Cantor Commercial Real Estate Lending, L.P., as Note A-1 Holder and UBS Real Estate Securities Inc., as Note A-2 Holder (filed as Exhibit 4.12 to the registrant's Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.10	Co-Lender Agreement, dated as of May 18, 2016, between Cantor Commercial Real Estate Lending, L.P., as Note A-1 Holder and Cantor Commercial Real Estate Lending, L.P. Note A-2 Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.11	Co-Lender Agreement, dated as of May 18, 2016, between Cantor Commercial Real Estate Lending, L.P., as Note A-1 Holder and Cantor Commercial Real Estate Lending, L.P. Note A-2 Holder (filed as Exhibit 4.16 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.12	Agreement Between Note Holders, dated as of April 13, 2016, by and between Société Générale, as Initial Note A-1 Holder and Société Générale, as Initial Note A-2 Holder (filed as Exhibit 4.17 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.13	Co-Lender Agreement, dated as of October 29, 2015, between Cantor Commercial Real Estate Lending, L.P., as Note A-1 Holder, Cantor Commercial Real Estate Lending, L.P., as Note A-2 Holder and Cantor Commercial Real Estate Lending, L.P., as Note A-3 Holder (filed as Exhibit 4.15 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.14	Co-Lender Agreement, dated as of January 28, 2016, between Cantor Commercial Real Estate Lending, L.P., as Note A-1 Holder and Cantor Commercial Real Estate Lending, L.P., as Note A-2 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.15	Co-Lender Agreement, dated as of February 10, 2016, between Cantor Commercial Real Estate Lending, L.P., as Note A-1 Holder and Cantor Commercial Real Estate Lending, L.P., as Note A-2 Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.16	Amended and Restated Co-Lender Agreement, dated as of May 5, 2016, between Wilmington Trust, National Association, as Trustee, for the benefit of the Holders of COMM 2016-CCRE28 Mortgage Trust Commercial Mortgage Pass-Through Certificates, Series 2016-CCRE28, as Note A-1 Holder, Wilmington Trust, National Association, as Trustee, for the benefit of the Holders of CFCRE 2016-C3 Mortgage Trust Commercial Mortgage Pass-Through Certificates, Series 2016-C3, as Note A-2 Holder, Cantor Commercial Real Estate Lending, L.P., as Note A-3 Holder, Cantor Commercial Real Estate Lending, L.P., as Note A-4-1 Holder and Cantor Commercial Real Estate Lending, L.P., as Note A-4-2 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.17	Agreement Between Note Holders, dated as of April 13, 2016, by and between Société Générale, as Initial Note A-1 Holder and Société Générale, as Initial Note A-2 Holder, (filed as Exhibit 4.14 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.18	Amended and Restated Co-Lender Agreement, dated as of July 19, 2016, between U.S. Bank National Association, as Trustee, for the benefit of the Holders of CFCRE 2016-C4 Mortgage Trust Commercial Mortgage Pass-Through Certificates, Series 2016-C4, as Note A-1 Holder, Note A-4 Holder and Note A-5 Holder, Cantor Commercial Real Estate Lending, L.P., as Note A-2-1 Holder, Cantor Commercial Real Estate Lending, L.P., as Note A-2-2 Holder, and Deutsche Bank Trust Company Americas, as Trustee, on behalf of the registered Holders of Citigroup Commercial Mortgage Trust 2016-C1, Commercial Mortgage Pass-Through Certificates, Series 2016-C1, as Note A-3 Holder, Note A-6 Holder, Note A-7 Holder and Note A-8 Holder (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on November 29, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

31	Rule 13a-14(d)/15d-14(d) Certifications.

33	Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1	Wells Fargo Bank, National Association, as Master Servicer

33.2	Rialto Capital Advisors, LLC, as Special Servicer

33.3	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian

33.4	Park Bridge Lender Services LLC, as Operating Advisor

33.5	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.6	National Tax Search, LLC, as Servicing Function Participant

33.7	Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as Primary Servicer

33.8	Berkeley Point Capital LLC d/b/a Newmark Knight Frank as Primary Servicer of the 215 West 34th Street & 218 West 35th Street Mortgage Loan (see Exhibit 33.7)

33.9	Rialto Capital Advisors, LLC, as Special Servicer of the 215 West 34th Street & 218 West 35th Street Mortgage Loan (see Exhibit 33.2)

33.10	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the 215 West 34th Street & 218 West 35th Street Mortgage Loan (see Exhibit 33.3)

33.11	Park Bridge Lender Services LLC, as Operating Advisor of the 215 West 34th Street & 218 West 35th Street Mortgage Loan (see Exhibit 33.4)

33.12	Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as Primary Servicer of the Renaissance Cincinnati Mortgage Loan (see Exhibit 33.7)

33.13	Rialto Capital Advisors, LLC, as Special Servicer of the Renaissance Cincinnati Mortgage Loan (see Exhibit 33.2)

33.14	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the Renaissance Cincinnati Mortgage Loan (see Exhibit 33.3)

33.15	Park Bridge Lender Services LLC, as Operating Advisor of the Renaissance Cincinnati Mortgage Loan (see Exhibit 33.4)

33.16	Wells Fargo Bank, National Association, as Primary Servicer of the AvidXchange Mortgage Loan (see Exhibit 33.1)

33.17	Rialto Capital Advisors, LLC, as Special Servicer of the AvidXchange Mortgage Loan (see Exhibit 33.2)

33.18	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the AvidXchange Mortgage Loan (see Exhibit 33.3)

33.19	Park Bridge Lender Services LLC, as Operating Advisor of the AvidXchange Mortgage Loan (see Exhibit 33.4)

33.20	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the AvidXchange Mortgage Loan (see Exhibit 33.5)

33.21	National Tax Search, LLC, as Servicing Function Participant of the AvidXchange Mortgage Loan (see Exhibit 33.6)

33.22	Wells Fargo Bank, National Association, as Primary Servicer of the Madbury Commons Mortgage Loan (see Exhibit 33.1)

33.23	Rialto Capital Advisors, LLC, as Special Servicer of the Madbury Commons Mortgage Loan (see Exhibit 33.2)

33.24	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the Madbury Commons Mortgage Loan (see Exhibit 33.3)

33.25	Park Bridge Lender Services LLC, as Operating Advisor of the Madbury Commons Mortgage Loan (see Exhibit 33.4)

33.26	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Madbury Commons Mortgage Loan (see Exhibit 33.5)

33.27	National Tax Search, LLC, as Servicing Function Participant of the Madbury Commons Mortgage Loan (see Exhibit 33.6)

33.28	Wells Fargo Bank, National Association, as Primary Servicer of the 3 Executive Campus Mortgage Loan (see Exhibit 33.1)

33.29	Rialto Capital Advisors, LLC, as Special Servicer of the 3 Executive Campus Mortgage Loan (see Exhibit 33.2)

33.30	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the 3 Executive Campus Mortgage Loan (see Exhibit 33.3)

33.31	Park Bridge Lender Services LLC, as Operating Advisor of the 3 Executive Campus Mortgage Loan (see Exhibit 33.4)

33.32	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 3 Executive Campus Mortgage Loan (see Exhibit 33.5)

33.33	National Tax Search, LLC, as Servicing Function Participant of the 3 Executive Campus Mortgage Loan (see Exhibit 33.6)

33.34	Wells Fargo Bank, National Association, as Primary Servicer of the Home Depot - Elk Grove Village Mortgage Loan (see Exhibit 33.1)

33.35	Rialto Capital Advisors, LLC, as Special Servicer of the Home Depot - Elk Grove Village Mortgage Loan (see Exhibit 33.2)

33.36	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the Home Depot - Elk Grove Village Mortgage Loan (see Exhibit 33.3)

33.37	Park Bridge Lender Services LLC, as Operating Advisor of the Home Depot - Elk Grove Village Mortgage Loan (see Exhibit 33.4)

33.38	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Home Depot - Elk Grove Village Mortgage Loan (see Exhibit 33.5)

33.39	National Tax Search, LLC, as Servicing Function Participant of the Home Depot - Elk Grove Village Mortgage Loan (see Exhibit 33.6)

33.40	Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as Primary Servicer of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (see Exhibit 33.7)

33.41	Rialto Capital Advisors, LLC, as Special Servicer of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (see Exhibit 33.2)

33.42	Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the NMS Los Angeles Multifamily Portfolio Mortgage Loan

33.43	Wells Fargo Bank, National Association, as Custodian of the NMS Los Angeles Multifamily Portfolio Mortgage Loan

33.44	Park Bridge Lender Services LLC, as Operating Advisor of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (see Exhibit 33.4)

33.45	Wells Fargo Bank, National Association, as Primary Servicer of the One Commerce Plaza Mortgage Loan (see Exhibit 33.1)

33.46	CWCapital Asset Management LLC, as Special Servicer of the One Commerce Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.47	Wilmington Trust, National Association, as Trustee of the One Commerce Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.48	Wells Fargo Bank, National Association, as Certificate Administrator of the One Commerce Plaza Mortgage Loan (see Exhibit 33.42)

33.49	Wells Fargo Bank, National Association, as Custodian of the One Commerce Plaza Mortgage Loan (see Exhibit 33.43)

33.50	Park Bridge Lender Services LLC, as Operating Advisor of the One Commerce Plaza Mortgage Loan (see Exhibit 33.4)

33.51	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the One Commerce Plaza Mortgage Loan (see Exhibit 33.5)

33.52	National Tax Search, LLC, as Servicing Function Participant of the One Commerce Plaza Mortgage Loan (see Exhibit 33.6)

33.53	Wells Fargo Bank, National Association, as Primary Servicer of the Hyatt Regency St. Louis at The Arch Mortgage Loan (see Exhibit 33.1)

33.54	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Hyatt Regency St. Louis at The Arch Mortgage Loan

33.55	Wilmington Trust, National Association, as Trustee of the Hyatt Regency St. Louis at The Arch Mortgage Loan (Omitted. See Explanatory Notes.)

33.56	Wells Fargo Bank, National Association, as Certificate Administrator of the Hyatt Regency St. Louis at The Arch Mortgage Loan (see Exhibit 33.42)

33.57	Wells Fargo Bank, National Association, as Custodian of the Hyatt Regency St. Louis at The Arch Mortgage Loan (see Exhibit 33.43)

33.58	Park Bridge Lender Services LLC, as Operating Advisor of the Hyatt Regency St. Louis at The Arch Mortgage Loan (see Exhibit 33.4)

33.59	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hyatt Regency St. Louis at The Arch Mortgage Loan (see Exhibit 33.5)

33.60	National Tax Search, LLC, as Servicing Function Participant of the Hyatt Regency St. Louis at The Arch Mortgage Loan (see Exhibit 33.6)

33.61	Wells Fargo Bank, National Association, as Primary Servicer of the AG Life Time Fitness Portfolio Mortgage Loan (see Exhibit 33.1)

33.62	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the AG Life Time Fitness Portfolio Mortgage Loan (see Exhibit 33.54)

33.63	Wilmington Trust, National Association, as Trustee of the AG Life Time Fitness Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.64	Wells Fargo Bank, National Association, as Certificate Administrator of the AG Life Time Fitness Portfolio Mortgage Loan (see Exhibit 33.42)

33.65	Wells Fargo Bank, National Association, as Custodian of the AG Life Time Fitness Portfolio Mortgage Loan (see Exhibit 33.43)

33.66	Park Bridge Lender Services LLC, as Operating Advisor of the AG Life Time Fitness Portfolio Mortgage Loan (see Exhibit 33.4)

33.67	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the AG Life Time Fitness Portfolio Mortgage Loan (see Exhibit 33.5)

33.68	National Tax Search, LLC, as Servicing Function Participant of the AG Life Time Fitness Portfolio Mortgage Loan (see Exhibit 33.6)

33.69	Wells Fargo Bank, National Association, as Primary Servicer of the GFH Brennan Industrial Portfolio Mortgage Loan (see Exhibit 33.1)

33.70	C-III Asset Management LLC, as Special Servicer of the GFH Brennan Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.71	Wilmington Trust, National Association, as Trustee of the GFH Brennan Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.72	Citibank, N.A., as Certificate Administrator and Custodian of the GFH Brennan Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.73	Park Bridge Lender Services LLC, as Operating Advisor of the GFH Brennan Industrial Portfolio Mortgage Loan (see Exhibit 33.4)

33.74	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the GFH Brennan Industrial Portfolio Mortgage Loan (see Exhibit 33.5)

33.75	National Tax Search, LLC, as Servicing Function Participant of the GFH Brennan Industrial Portfolio Mortgage Loan (see Exhibit 33.6)

33.76	Wells Fargo Bank, National Association, as Primary Servicer of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 33.1)

33.77	Rialto Capital Advisors, LLC, as Special Servicer of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 33.2)

33.78	Wilmington Trust, National Association, as Trustee of the OZRE Leased Fee Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.79	Wells Fargo Bank, National Association, as Certificate Administrator of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 33.42)

33.80	Wells Fargo Bank, National Association, as Custodian of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 33.43)

33.81	Park Bridge Lender Services LLC, as Operating Advisor of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 33.4)

33.82	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 33.5)

33.83	National Tax Search, LLC, as Servicing Function Participant of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 33.6)

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1	Wells Fargo Bank, National Association, as Master Servicer

34.2	Rialto Capital Advisors, LLC, as Special Servicer

34.3	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian

34.4	Park Bridge Lender Services LLC, as Operating Advisor

34.5	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.6	National Tax Search, LLC, as Servicing Function Participant

34.7	Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as Primary Servicer

34.8	Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as Primary Servicer of the 215 West 34th Street & 218 West 35th Street Mortgage Loan (see Exhibit 34.7)

34.9	Rialto Capital Advisors, LLC, as Special Servicer of the 215 West 34th Street & 218 West 35th Street Mortgage Loan (see Exhibit 34.2)

34.10	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the 215 West 34th Street & 218 West 35th Street Mortgage Loan (see Exhibit 34.3)

34.11	Park Bridge Lender Services LLC, as Operating Advisor of the 215 West 34th Street & 218 West 35th Street Mortgage Loan (see Exhibit 34.4)

34.12	Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as Primary Servicer of the Renaissance Cincinnati Mortgage Loan (see Exhibit 34.7)

34.13	Rialto Capital Advisors, LLC, as Special Servicer of the Renaissance Cincinnati Mortgage Loan (see Exhibit 34.2)

34.14	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the Renaissance Cincinnati Mortgage Loan (see Exhibit 34.3)

34.15	Park Bridge Lender Services LLC, as Operating Advisor of the Renaissance Cincinnati Mortgage Loan (see Exhibit 34.4)

34.16	Wells Fargo Bank, National Association, as Primary Servicer of the AvidXchange Mortgage Loan (see Exhibit 34.1)

34.17	Rialto Capital Advisors, LLC, as Special Servicer of the AvidXchange Mortgage Loan (see Exhibit 34.2)

34.18	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the AvidXchange Mortgage Loan (see Exhibit 34.3)

34.19	Park Bridge Lender Services LLC, as Operating Advisor of the AvidXchange Mortgage Loan (see Exhibit 34.4)

34.20	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the AvidXchange Mortgage Loan (see Exhibit 34.5)

34.21	National Tax Search, LLC, as Servicing Function Participant of the AvidXchange Mortgage Loan (see Exhibit 34.6)

34.22	Wells Fargo Bank, National Association, as Primary Servicer of the Madbury Commons Mortgage Loan (see Exhibit 34.1)

34.23	Rialto Capital Advisors, LLC, as Special Servicer of the Madbury Commons Mortgage Loan (see Exhibit 34.2)

34.24	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the Madbury Commons Mortgage Loan (see Exhibit 34.3)

34.25	Park Bridge Lender Services LLC, as Operating Advisor of the Madbury Commons Mortgage Loan (see Exhibit 34.4)

34.26	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Madbury Commons Mortgage Loan (see Exhibit 34.5)

34.27	National Tax Search, LLC, as Servicing Function Participant of the Madbury Commons Mortgage Loan (see Exhibit 34.6)

34.28	Wells Fargo Bank, National Association, as Primary Servicer of the 3 Executive Campus Mortgage Loan (see Exhibit 34.1)

34.29	Rialto Capital Advisors, LLC, as Special Servicer of the 3 Executive Campus Mortgage Loan (see Exhibit 34.2)

34.30	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the 3 Executive Campus Mortgage Loan (see Exhibit 34.3)

34.31	Park Bridge Lender Services LLC, as Operating Advisor of the 3 Executive Campus Mortgage Loan (see Exhibit 34.4)

34.32	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 3 Executive Campus Mortgage Loan (see Exhibit 34.5)

34.33	National Tax Search, LLC, as Servicing Function Participant of the 3 Executive Campus Mortgage Loan (see Exhibit 34.6)

34.34	Wells Fargo Bank, National Association, as Primary Servicer of the Home Depot - Elk Grove Village Mortgage Loan (see Exhibit 34.1)

34.35	Rialto Capital Advisors, LLC, as Special Servicer of the Home Depot - Elk Grove Village Mortgage Loan (see Exhibit 34.2)

34.36	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the Home Depot - Elk Grove Village Mortgage Loan (see Exhibit 34.3)

34.37	Park Bridge Lender Services LLC, as Operating Advisor of the Home Depot - Elk Grove Village Mortgage Loan (see Exhibit 34.4)

34.38	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Home Depot - Elk Grove Village Mortgage Loan (see Exhibit 34.5)

34.39	National Tax Search, LLC, as Servicing Function Participant of the Home Depot - Elk Grove Village Mortgage Loan (see Exhibit 34.6)

34.40	Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as Primary Servicer of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (see Exhibit 34.7)

34.41	Rialto Capital Advisors, LLC, as Special Servicer of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (see Exhibit 34.2)

34.42	Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the NMS Los Angeles Multifamily Portfolio Mortgage Loan

34.43	Wells Fargo Bank, National Association, as Custodian of the NMS Los Angeles Multifamily Portfolio Mortgage Loan

34.44	Park Bridge Lender Services LLC, as Operating Advisor of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (see Exhibit 34.4)

34.45	Wells Fargo Bank, National Association, as Primary Servicer of the One Commerce Plaza Mortgage Loan (see Exhibit 34.1)

34.46	CWCapital Asset Management LLC, as Special Servicer of the One Commerce Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.47	Wilmington Trust, National Association, as Trustee of the One Commerce Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.48	Wells Fargo Bank, National Association, as Certificate Administrator of the One Commerce Plaza Mortgage Loan (see Exhibit 34.42)

34.49	Wells Fargo Bank, National Association, as Custodian of the One Commerce Plaza Mortgage Loan (see Exhibit 34.43)

34.50	Park Bridge Lender Services LLC, as Operating Advisor of the One Commerce Plaza Mortgage Loan (see Exhibit 34.4)

34.51	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the One Commerce Plaza Mortgage Loan (see Exhibit 34.5)

34.52	National Tax Search, LLC, as Servicing Function Participant of the One Commerce Plaza Mortgage Loan (see Exhibit 34.6)

34.53	Wells Fargo Bank, National Association, as Primary Servicer of the Hyatt Regency St. Louis at The Arch Mortgage Loan (see Exhibit 34.1)

34.54	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Hyatt Regency St. Louis at The Arch Mortgage Loan

34.55	Wilmington Trust, National Association, as Trustee of the Hyatt Regency St. Louis at The Arch Mortgage Loan (Omitted. See Explanatory Notes.)

34.56	Wells Fargo Bank, National Association, as Certificate Administrator of the Hyatt Regency St. Louis at The Arch Mortgage Loan (see Exhibit 34.42)

34.57	Wells Fargo Bank, National Association, as Custodian of the Hyatt Regency St. Louis at The Arch Mortgage Loan (see Exhibit 34.43)

34.58	Park Bridge Lender Services LLC, as Operating Advisor of the Hyatt Regency St. Louis at The Arch Mortgage Loan (see Exhibit 34.4)

34.59	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hyatt Regency St. Louis at The Arch Mortgage Loan (see Exhibit 34.5)

34.60	National Tax Search, LLC, as Servicing Function Participant of the Hyatt Regency St. Louis at The Arch Mortgage Loan (see Exhibit 34.6)

34.61	Wells Fargo Bank, National Association, as Primary Servicer of the AG Life Time Fitness Portfolio Mortgage Loan (see Exhibit 34.1)

34.62	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the AG Life Time Fitness Portfolio Mortgage Loan (see Exhibit 34.54)

34.63	Wilmington Trust, National Association, as Trustee of the AG Life Time Fitness Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.64	Wells Fargo Bank, National Association, as Certificate Administrator of the AG Life Time Fitness Portfolio Mortgage Loan (see Exhibit 34.42)

34.65	Wells Fargo Bank, National Association, as Custodian of the AG Life Time Fitness Portfolio Mortgage Loan (see Exhibit 34.43)

34.66	Park Bridge Lender Services LLC, as Operating Advisor of the AG Life Time Fitness Portfolio Mortgage Loan (see Exhibit 34.4)

34.67	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the AG Life Time Fitness Portfolio Mortgage Loan (see Exhibit 34.5)

34.68	National Tax Search, LLC, as Servicing Function Participant of the AG Life Time Fitness Portfolio Mortgage Loan (see Exhibit 34.6)

34.69	Wells Fargo Bank, National Association, as Primary Servicer of the GFH Brennan Industrial Portfolio Mortgage Loan (see Exhibit 34.1)

34.70	C-III Asset Management LLC, as Special Servicer of the GFH Brennan Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.71	Wilmington Trust, National Association, as Trustee of the GFH Brennan Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.72	Citibank, N.A., as Certificate Administrator and Custodian of the GFH Brennan Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.73	Park Bridge Lender Services LLC, as Operating Advisor of the GFH Brennan Industrial Portfolio Mortgage Loan (see Exhibit 34.4)

34.74	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the GFH Brennan Industrial Portfolio Mortgage Loan (see Exhibit 34.5)

34.75	National Tax Search, LLC, as Servicing Function Participant of the GFH Brennan Industrial Portfolio Mortgage Loan (see Exhibit 34.6)

34.76	Wells Fargo Bank, National Association, as Primary Servicer of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 34.1)

34.77	Rialto Capital Advisors, LLC, as Special Servicer of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 34.2)

34.78	Wilmington Trust, National Association, as Trustee of the OZRE Leased Fee Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.79	Wells Fargo Bank, National Association, as Certificate Administrator of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 34.42)

34.80	Wells Fargo Bank, National Association, as Custodian of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 34.43)

34.81	Park Bridge Lender Services LLC, as Operating Advisor of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 34.4)

34.82	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 34.5)

34.83	National Tax Search, LLC, as Servicing Function Participant of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 34.6)

35	Servicer compliance statements.

35.1	Wells Fargo Bank, National Association, as Master Servicer

35.2	Rialto Capital Advisors, LLC, as Special Servicer

35.3	U.S. Bank National Association, as Certificate Administrator

35.4	Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as Primary Servicer

35.5	Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as Primary Servicer of the 215 West 34th Street & 218 West 35th Street Mortgage Loan (see Exhibit 35.4)

35.6	Rialto Capital Advisors, LLC, as Special Servicer of the 215 West 34th Street & 218 West 35th Street Mortgage Loan (see Exhibit 35.2)

35.7	U.S. Bank National Association, as Certificate Administrator of the 215 West 34th Street & 218 West 35th Street Mortgage Loan (see Exhibit 35.3)

35.8	Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as Primary Servicer of the Renaissance Cincinnati Mortgage Loan (see Exhibit 35.4)

35.9	Rialto Capital Advisors, LLC, as Special Servicer of the Renaissance Cincinnati Mortgage Loan (see Exhibit 35.2)

35.10	U.S. Bank National Association, as Certificate Administrator of the Renaissance Cincinnati Mortgage Loan (see Exhibit 35.3)

35.11	Wells Fargo Bank, National Association, as Primary Servicer of the AvidXchange Mortgage Loan (see Exhibit 35.1)

35.12	Rialto Capital Advisors, LLC, as Special Servicer of the AvidXchange Mortgage Loan (see Exhibit 35.2)

35.13	U.S. Bank National Association, as Certificate Administrator of the AvidXchange Mortgage Loan (see Exhibit 35.3)

35.14	Wells Fargo Bank, National Association, as Primary Servicer of the Madbury Commons Mortgage Loan (see Exhibit 35.1)

35.15	Rialto Capital Advisors, LLC, as Special Servicer of the Madbury Commons Mortgage Loan (see Exhibit 35.2)

35.16	U.S. Bank National Association, as Certificate Administrator of the Madbury Commons Mortgage Loan (see Exhibit 35.3)

35.17	Wells Fargo Bank, National Association, as Primary Servicer of the 3 Executive Campus Mortgage Loan (see Exhibit 35.1)

35.18	Rialto Capital Advisors, LLC, as Special Servicer of the 3 Executive Campus Mortgage Loan (see Exhibit 35.2)

35.19	U.S. Bank National Association, as Certificate Administrator of the 3 Executive Campus Mortgage Loan (see Exhibit 35.3)

35.20	Wells Fargo Bank, National Association, as Primary Servicer of the Home Depot - Elk Grove Village Mortgage Loan (see Exhibit 35.1)

35.21	Rialto Capital Advisors, LLC, as Special Servicer of the Home Depot - Elk Grove Village Mortgage Loan (see Exhibit 35.2)

35.22	U.S. Bank National Association, as Certificate Administrator of the Home Depot - Elk Grove Village Mortgage Loan (see Exhibit 35.3)

35.23	Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as Primary Servicer of the NMS Los Angeles Multifamily Portfolio Mortgage Loan

35.24	Rialto Capital Advisors, LLC, as Special Servicer of the NMS Los Angeles Multifamily Portfolio Mortgage Loan

35.25	Wells Fargo Bank, National Association, as Certificate Administrator of the NMS Los Angeles Multifamily Portfolio Mortgage Loan

35.26	Wells Fargo Bank, National Association, as Primary Servicer of the One Commerce Plaza Mortgage Loan

35.27	CWCapital Asset Management LLC, as Special Servicer of the One Commerce Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

35.28	Wells Fargo Bank, National Association, as Certificate Administrator of the One Commerce Plaza Mortgage Loan (see Exhibit 35.25)

35.29	Wells Fargo Bank, National Association, as Primary Servicer of the Hyatt Regency St. Louis at The Arch Mortgage Loan

35.30	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Hyatt Regency St. Louis at The Arch Mortgage Loan

35.31	Wells Fargo Bank, National Association, as Certificate Administrator of the Hyatt Regency St. Louis at The Arch Mortgage Loan (see Exhibit 35.25)

35.32	Wells Fargo Bank, National Association, as Primary Servicer of the AG Life Time Fitness Portfolio Mortgage Loan (see Exhibit 35.29)

35.33	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the AG Life Time Fitness Portfolio Mortgage Loan (see Exhibit 35.30)

35.34	Wells Fargo Bank, National Association, as Certificate Administrator of the AG Life Time Fitness Portfolio Mortgage Loan (see Exhibit 35.25)

35.35	Wells Fargo Bank, National Association, as Primary Servicer of the GFH Brennan Industrial Portfolio Mortgage Loan

35.36	C-III Asset Management LLC, as Special Servicer of the GFH Brennan Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.37	Citibank, N.A., as Certificate Administrator of the GFH Brennan Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.38	Wells Fargo Bank, National Association, as Primary Servicer of the OZRE Leased Fee Portfolio Mortgage Loan

35.39	Rialto Capital Advisors, LLC, as Special Servicer of the OZRE Leased Fee Portfolio Mortgage Loan

35.40	Wells Fargo Bank, National Association, as Certificate Administrator of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 35.25)

99.1	Mortgage Loan Purchase Agreement, dated as of May 1, 2016, between CCRE Commercial Mortgage Securities, L.P. and Cantor Commercial Real Estate Lending, L.P. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein)

99.2	Mortgage Loan Purchase Agreement, dated as of May 1, 2016, between CCRE Commercial Mortgage Securities, L.P. and Benefit Street Partners CRE Finance LLC (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein)

99.3	Mortgage Loan Purchase Agreement, dated as of May 1, 2016, between CCRE Commercial Mortgage Securities, L.P. and Société Générale (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein)

99.4	Primary Servicing Agreement, dated as of May 1, 2016, between Wells Fargo Bank, National Association and Berkeley Point Capital LLC (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein)

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

Date: March 27, 2019