Form 10-K/A
period 2018-12-31
CFCRE 2016-C4 Mortgage Trust
filed 2019-11-06
CIK 1671048

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

Not applicable.

EXPLANATORY NOTES

The sole purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the Securities and Exchange Commission on March 27, 2019 (the “Original Form 10-K”) is to replace the report on assessment of compliance and the accountants’ attestation report of Rialto Capital Advisors, LLC filed as exhibits to the Original Form 10-K under Exhibit 33 and Exhibit 34, respectively, with the corresponding exhibits attached hereto. Except as described above, no other changes are being made to the Original Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

PART IV

Item 15. Exhibits, Financial Statement Schedules

31	Rule 13a-14(d)/15d-14(d) Certifications.

33	Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.2	Rialto Capital Advisors, LLC, as Special Servicer

33.9	Rialto Capital Advisors, LLC, as Special Servicer of the 215 West 34th Street & 218 West 35th Street Mortgage Loan (see Exhibit 33.2)

33.13	Rialto Capital Advisors, LLC, as Special Servicer of the Renaissance Cincinnati Mortgage Loan (see Exhibit 33.2)

33.17	Rialto Capital Advisors, LLC, as Special Servicer of the AvidXchange Mortgage Loan (see Exhibit 33.2)

33.23	Rialto Capital Advisors, LLC, as Special Servicer of the Madbury Commons Mortgage Loan (see Exhibit 33.2)

33.29	Rialto Capital Advisors, LLC, as Special Servicer of the 3 Executive Campus Mortgage Loan (see Exhibit 33.2)

33.35	Rialto Capital Advisors, LLC, as Special Servicer of the Home Depot - Elk Grove Village Mortgage Loan (see Exhibit 33.2)

33.41	Rialto Capital Advisors, LLC, as Special Servicer of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (see Exhibit 33.2)

33.77	Rialto Capital Advisors, LLC, as Special Servicer of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 33.2)

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.2	Rialto Capital Advisors, LLC, as Special Servicer

34.9	Rialto Capital Advisors, LLC, as Special Servicer of the 215 West 34th Street & 218 West 35th Street Mortgage Loan (see Exhibit 34.2)

34.13	Rialto Capital Advisors, LLC, as Special Servicer of the Renaissance Cincinnati Mortgage Loan (see Exhibit 34.2)

34.17	Rialto Capital Advisors, LLC, as Special Servicer of the AvidXchange Mortgage Loan (see Exhibit 34.2)

34.23	Rialto Capital Advisors, LLC, as Special Servicer of the Madbury Commons Mortgage Loan (see Exhibit 34.2)

34.29	Rialto Capital Advisors, LLC, as Special Servicer of the 3 Executive Campus Mortgage Loan (see Exhibit 34.2)

34.35	Rialto Capital Advisors, LLC, as Special Servicer of the Home Depot - Elk Grove Village Mortgage Loan (see Exhibit 34.2)

34.41	Rialto Capital Advisors, LLC, as Special Servicer of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (see Exhibit 34.2)

34.77	Rialto Capital Advisors, LLC, as Special Servicer of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 34.2)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CCRE Commercial Mortgage Securities, L.P.
(Depositor)

/s/ Paul Vanderslice
Paul Vanderslice, Chief Executive Officer (senior officer in charge of securitization of the depositor)

Date: November 6, 2019