Form 10-K
period 2019-12-31
CFCRE 2016-C4 Mortgage Trust
filed 2020-03-25
CIK 1671048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Société Générale, New York Branch

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	81-2261823 38-4005785 (I.R.S. Employer Identification Numbers)

c/o U.S. Bank National Association

as Certificate Administrator

190 S. LaSalle Street

Chicago, IL

(Address of principal executive offices of the issuing entity)

60603

(Zip Code)

Registrant’s telephone number, including area code:

(212) 915-1700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

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

The master servicer of a pooling and servicing agreement or trust and servicing agreement also functions as the primary servicer of the related mortgage loans serviced and administered pursuant to such agreement unless a separate primary servicer is identified herein.  If this report does not identify a separate primary servicer, the servicer compliance statement provided by the master servicer under any such agreement also encompasses its responsibilities as primary servicer of the related mortgage loan or mortgage loans.

Wells Fargo Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the OZRE Leased Fee Portfolio Mortgage Loan, the Hyatt Regency St. Louis at The Arch Mortgage Loan, the AG Life Time Fitness Portfolio Mortgage Loan, the One Commerce Plaza Mortgage Loan and the GFH Brennan Industrial Portfolio Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the NMS Los Angeles Multifamily Portfolio Mortgage Loan, the OZRE Leased Fee Portfolio Mortgage Loan, the Hyatt Regency St. Louis at The Arch Mortgage Loan, the AG Life Time Fitness Portfolio Mortgage Loan and the One Commerce Plaza Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Berkeley Point Capital LLC d/b/a Newmark Knight Frank is the primary servicer of the 215 West 34th Street & 218 West 35th Street Mortgage Loan, the Renaissance Cincinnati Mortgage Loan and the NMS Los Angeles Multifamily Portfolio Mortgage Loan. As a result, Berkeley Point Capital LLC d/b/a Newmark Knight Frank is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacity described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Berkeley Point Capital LLC d/b/a Newmark Knight Frank in the capacity described above are listed in the Exhibit Index.

Midland Loan Services, a Division of PNC Bank, National Association was the special servicer of the Hyatt Regency St. Louis at The Arch Mortgage Loan and the AG Life Time Fitness Portfolio Mortgage Loan, which constituted approximately 6.4% and 5.4%, respectively, of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of the Hyatt Regency St. Louis at The Arch Mortgage Loan and the AG Life Time Fitness Portfolio Mortgage Loan from January 1, 2019 to May 13, 2019.  As a result, it falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required.  In addition, Midland Loan Services, a Division of PNC Bank, National Association is an unaffiliated party that, as a result of such pro rata reduction of such percentage, is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB and so no servicer compliance statement is required.

CWCapital Asset Management LLC is the special servicer of the Hyatt Regency St. Louis at The Arch Mortgage Loan on and after May 14, 2019, the AG Life Time Fitness Portfolio Mortgage Loan on and after May 14, 2019 and the One Commerce Plaza Mortgage Loan. As a result, CWCapital Asset Management LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacity described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by CWCapital Asset Management LLC in the capacity described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association acts as trustee of the NMS Los Angeles Multifamily Portfolio Mortgage Loan.  Pursuant to the pooling and servicing agreement for the COMM 2015-CCRE27 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the NMS Los Angeles Multifamily Portfolio Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

Wilmington Trust, National Association acts as trustee of the One Commerce Plaza Mortgage Loan, the Hyatt Regency St. Louis at The Arch Mortgage Loan, the AG Life Time Fitness Portfolio Mortgage Loan, the GFH Brennan Industrial Portfolio Mortgage Loan and the OZRE Leased Fee Portfolio Mortgage Loan.  Pursuant to the pooling and servicing agreement for the CFCRE 2016-C3 Transaction, the pooling and servicing agreement for the COMM 2016-CCRE28 Transaction, the pooling and servicing agreement for the CGCMT 2016-P3 Transaction and the pooling and servicing agreement for the CFCRE 2016-C6 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the One Commerce Plaza Mortgage Loan, the Hyatt Regency St. Louis at The Arch Mortgage Loan, the AG Life Time Fitness Portfolio Mortgage Loan, the GFH Brennan Industrial Portfolio Mortgage Loan and the OZRE Leased Fee Portfolio Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the master servicer under the Pooling and Servicing Agreement (except with respect to those mortgage loans for which Berkeley Point Capital LLC d/b/a Newmark Knight Frank is the primary servicer)  and the primary servicer of the One Commerce Plaza Mortgage Loan, the Hyatt Regency St. Louis at The Arch Mortgage Loan, the AG Life Time Fitness Portfolio Mortgage Loan, the GFH Brennan Industrial Portfolio Mortgage Loan and the OZRE Leased Fee Portfolio Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the NMS Los Angeles Multifamily Portfolio Mortgage Loan, the One Commerce Plaza Mortgage Loan, the Hyatt Regency St. Louis at The Arch Mortgage Loan, the AG Life Time Fitness Portfolio Mortgage Loan, the OZRE Leased Fee Portfolio Mortgage Loan and the GFH Brennan Industrial Portfolio Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the Hyatt Regency St. Louis at The Arch Mortgage Loan, the AG Life Time Fitness Portfolio Mortgage Loan and the GFH Brennan Industrial Portfolio Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of C-III Asset Management LLC as special servicer of the GFH Brennan Industrial Portfolio Mortgage Loan and Citibank, N.A. as custodian of the GFH Brennan Industrial Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity, and the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Midland Loan Services, a Division of PNC Bank, National Association as special servicer of the Hyatt Regency St. Louis at The Arch Mortgage Loan prior to May 14, 2019 and the AG Life Time Fitness Portfolio Mortgage Loan prior to May 14, 2019, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K for the reasons set forth in the Explanatory Notes above; and (ii) the servicer compliance statement of C-III Asset Management LLC as special servicer of the GFH Brennan Industrial Portfolio Mortgage Loan, listed on the Exhibit Index is omitted from this Annual Report on Form 10-K as it is not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because it is an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB, and the servicer compliance statements of Midland Loan Services, a Division of PNC Bank, National Association as special servicer of the Hyatt Regency St. Louis at The Arch Mortgage Loan prior to May 14, 2019 and the AG Life Time Fitness Portfolio Mortgage Loan prior to May 14, 2019, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K for the reasons set forth in the Explanatory Notes above.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee and as custodian, and Citibank, N.A., as custodian.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts. The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue. On May 6, 2019, the court entered an order approving the settlement agreement. Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the agreement. With respect to such litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

In the ordinary course of business, Citibank is involved in a number of legal proceedings, including in connection with its role as trustee of certain RMBS transactions. Certain of these Citibank as trustee-related matters are disclosed herein.

On June 18, 2014, a civil action was filed against Citibank in the Supreme Court of the State of New York by a group of investors in 48 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, asserting claims for purported violations of the Trust Indenture Act of 1939 (the “Trust Indenture Act”), breach of contract, breach of fiduciary duty and negligence based on Citibank’s alleged failure to perform its duties as trustee for the 48 RMBS trusts. On November 24, 2014, plaintiffs sought leave to withdraw this action. On the same day, a smaller subset of similar plaintiff investors in 27 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, filed a new civil action against Citibank in the United States District Court for the Southern District of New York asserting similar claims as the prior action filed in state court. In January 2015, the court closed plaintiffs’ original state court action. On September 8, 2015, the federal court dismissed all claims as to 24 of the 27 trusts and allowed certain of the claims to proceed as to the other three trusts. Subsequently, plaintiffs voluntarily dismissed all claims with respect to two of the three trusts. On April 7, 2017, Citibank filed a motion for summary judgment. Plaintiffs filed its consolidated opposition brief and cross motion for partial summary judgment on May 22, 2017. Briefing on those motions was completed on August 4, 2017. On March 22, 2018, the court granted Citibank’s motion for summary judgment in its entirety, denied Plaintiffs’ motion for summary judgment and ordered the clerk to close the case. On April 20, 2018, plaintiffs filed a notice of appeal. Plaintiffs’ opening brief was filed on August 3, 2018. Citibank filed its opposition on November 2, 2018. Plaintiffs’ filed their reply on November 16, 2018. On June 7, 2019, the Second Circuit dismissed plaintiffs’ appeal following the parties’ filing of a stipulation withdrawing the case with prejudice pursuant to Federal Rule of Appellate Procedure 42.

On November 24, 2015, the same investors that brought the federal case brought a new civil action in the Supreme Court of the State of New York related to 25 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee. This case includes the 24 trusts previously dismissed in the federal action, and one additional trust. The investors assert claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of New York’s Streit Act (the “Streit Act”). Following oral argument on Citibank’s motion to dismiss, Plaintiffs filed an amended complaint on August 5, 2016. On June 27, 2017, the state court issued a decision, dismissing the Event of Default claims, mortgage-file-related claims, the fiduciary duty claims, and the conflict of interest claims. The decision sustained certain breach of contract claims including the claim alleging discovery of breaches of representations and warranties, a claim related to robo-signing, and the implied covenant of good faith claim. Citibank appealed the lower court’s decision, and on January 16, 2018, the Appellate Division, First Department, dismissed the claims related to robo-signing and the implied covenant of good faith, but allowed plaintiffs’ claim alleging discovery of breaches of representations and warranties to proceed. On June 7, 2019, plaintiffs filed a motion for discontinuance of the action and dismissal of plaintiffs’ claims with prejudice.

On August 19, 2015, the Federal Deposit Insurance Corporation (“FDIC”) as Receiver for a failed financial institution filed a civil action against Citibank in the Southern District of New York. This action relates to one private-label RMBS trust for which Citibank formerly served as trustee. FDIC asserts claims for breach of contract, violation of the Streit Act, and violation of the Trust Indenture Act. Citibank jointly briefed a motion to dismiss with The Bank of New York Mellon and U.S. Bank, N.A., entities that have also been sued by FDIC in their capacity as trustee, and these cases have all been consolidated in front of Judge Carter. On September 30, 2016, the Court granted the motion to dismiss without prejudice for lack of subject matter jurisdiction. On October 14, 2016, FDIC filed a motion for reargument or relief from judgment from the Court’s dismissal order. On July 11, 2017, Judge Carter ruled on the motion for reconsideration regarding his dismissal of the action. He denied reconsideration of his decision on standing, but granted leave to amend the complaint by October 9, 2017. The FDIC subsequently requested an extension of time to file its amended complaint, which was granted. The FDIC filed its amended complaint on December 8, 2017. Defendants’ jointly filed a motion to dismiss the amended complaint and that joint motion was fully briefed as of May 3, 2018. On March 20, 2019, the Court granted Defendants’ joint motion to dismiss the amended complaint. The FDIC's deadline to file a notice of appeal was April 22, 2019. The FDIC has not appealed.

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

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Midland Loan Services, a Division of PNC Bank National Association (“Midland”) discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”. The noncompliance consisted of omitted or inaccurately reported fields as described in (1) and (2) below. (1) In connection with other enhancements Midland made to its manual Schedule AL process, starting in April 2019, Midland developed and implemented new Schedule AL reporting templates for each applicable CMBS transaction that closed prior to April 2019 and for each applicable CMBS transaction going forward. Related to this, Midland made certain template setup errors, along with related and other manual inputting of information errors, and the errors were not identified prior to submission of the applicable Schedule AL Files in certain cases due to breakdowns in quality control. (2) In one applicable transaction, the related Schedule AL File for a given month was not saved properly resulting in the prior month's Schedule AL File being submitted for the given month instead of the correct Schedule AL File.

The identified instances did not involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland’s Schedule AL reporting process was enhanced in April of 2019, however, the process remained manual throughout the 2019 calendar year. Errors relating to certain Schedule AL Files during 2019 were identified during the related audit. Following identification, Midland made staffing changes and additional enhancements and improvements to its processes and procedures to support its Schedule AL reporting obligations and expects to move to an automated solution for this process.

Midland is currently remediating the Schedule AL reporting for certain of the CMBS transactions found to be incorrect.

Report on Assessment of Compliance with Applicable Servicing Criteria Not Included

For the reasons discussed in the Explanatory Notes above, Midland is not a party performing activities that address servicing criteria relating to 5% or more of the assets of the issuing entity. Therefore, the report of assessment of compliance with applicable servicing criteria for Midland has not been included as an exhibit to this Annual Report on Form 10-K.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1)	Not applicable

(2)	Not applicable

(3)	See below

4.1	Pooling and Servicing Agreement, dated as of May 1, 2016, by and among CCRE Commercial Mortgage Securities, L.P., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, U.S. Bank National Association, as Trustee, Certificate Administrator and Paying Agent, U.S. Bank National Association, as Custodian, Park Bridge Lender Services LLC, as Operating Advisor and Park Bridge Lender Services LLC, as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.2	Pooling and Servicing Agreement, dated as of October 1, 2015, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC , as Special Servicer, Wells Fargo Bank, National Association, as Trustee, Certificate Administrator, Paying Agent and Custodian and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.3	Pooling and Servicing Agreement, dated as of January 1, 2016, by and among CCRE Commercial Mortgage Securities, L.P., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, CWCapital Asset Management LLC, as Special Servicer, Wilmington Trust, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, Park Bridge Lender Services LLC, as Operating Advisor and Park Bridge Lender Services LLC as Asset Representations Reviewer (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.4	Pooling and Servicing Agreement, dated as of February 1, 2016, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Wilmington Trust, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, Park Bridge Lender Services LLC, as Operating Advisor and Park Bridge Lender Services LLC, as Asset Representations Reviewer (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.5	Pooling and Servicing Agreement, dated as of April 1, 2016, by and among Citigroup Commercial Mortgage Securities Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, C-III Asset Management LLC, as Special Servicer, Park Bridge Lender Services LLC as Operating Advisor and Asset Representations Reviewer, Citibank, N.A., as Certificate Administrator and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.6	Pooling and Servicing Agreement, dated as of November 1, 2016, by and among CCRE Commercial Mortgage Securities, L.P., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, AEGON USA Realty Advisors, LLC, as Potomac Mills Special Servicer, Wilmington Trust, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, Park Bridge Lender Services LLC, as Operating Advisor and Park Bridge Lender Services LLC as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on December 19, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.7	Co-Lender Agreement, dated as of January 28, 2016, between Cantor Commercial Real Estate Lending, L.P., as Note A-1 Holder, Cantor Commercial Real Estate Lending, L.P., as Note A-2 Holder, and Cantor Commercial Real Estate Lending, L.P., as Note A-3 Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.8	Co-Lender Agreement, dated as of May 6, 2016, between Cantor Commercial Real Estate Lending, L.P., as Note A-1 Holder and UBS Real Estate Securities Inc., as Note A-2 Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.9	Co-Lender Agreement, dated as of May 6, 2016, between Cantor Commercial Real Estate Lending, L.P., as Note A-1 Holder and UBS Real Estate Securities Inc., as Note A-2 Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.10	Co-Lender Agreement, dated as of May 18, 2016, between Cantor Commercial Real Estate Lending, L.P., as Note A-1 Holder and Cantor Commercial Real Estate Lending, L.P. Note A-2 Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.11	Co-Lender Agreement, dated as of May 18, 2016, between Cantor Commercial Real Estate Lending, L.P., as Note A-1 Holder and Cantor Commercial Real Estate Lending, L.P. Note A-2 Holder (filed as Exhibit 4.16 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.12	Agreement Between Note Holders, dated as of April 13, 2016, by and between Société Générale, as Initial Note A-1 Holder and Société Générale, as Initial Note A-2 Holder (filed as Exhibit 4.17 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.13	Co-Lender Agreement, dated as of October 29, 2015, between Cantor Commercial Real Estate Lending, L.P., as Note A-1 Holder, Cantor Commercial Real Estate Lending, L.P., as Note A-2 Holder and Cantor Commercial Real Estate Lending, L.P., as Note A-3 Holder (filed as Exhibit 4.15 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.14	Co-Lender Agreement, dated as of January 28, 2016, between Cantor Commercial Real Estate Lending, L.P., as Note A-1 Holder and Cantor Commercial Real Estate Lending, L.P., as Note A-2 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.15	Co-Lender Agreement, dated as of February 10, 2016, between Cantor Commercial Real Estate Lending, L.P., as Note A-1 Holder and Cantor Commercial Real Estate Lending, L.P., as Note A-2 Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.16	Amended and Restated Co-Lender Agreement, dated as of May 5, 2016, between Wilmington Trust, National Association, as Trustee, for the benefit of the Holders of COMM 2016-CCRE28 Mortgage Trust Commercial Mortgage Pass-Through Certificates, Series 2016-CCRE28 , as Note A-1 Holder, Wilmington Trust, National Association, as Trustee, for the benefit of the Holders of CFCRE 2016-C3 Mortgage Trust Commercial Mortgage Pass-Through Certificates, Series 2016-C3, as Note A-2 Holder, Cantor Commercial Real Estate Lending, L.P., as Note A-3 Holder, Cantor Commercial Real Estate Lending, L.P., as Note A-4-1 Holder and Cantor Commercial Real Estate Lending, L.P., as Note A-4-2 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.17	Agreement Between Note Holders, dated as of April 13, 2016, by and between Société Générale, as Initial Note A-1 Holder and Société Générale, as Initial Note A-2 Holder, (filed as Exhibit 4.14 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

4.18	Amended and Restated Co-Lender Agreement, dated as of July 19, 2016, between U.S. Bank National Association, as Trustee, for the benefit of the Holders of CFCRE 2016-C4 Mortgage Trust Commercial Mortgage Pass-Through Certificates, Series 2016-C4, as Note A-1 Holder, Note A-4 Holder and Note A-5 Holder, Cantor Commercial Real Estate Lending, L.P., as Note A-2-1 Holder, Cantor Commercial Real Estate Lending, L.P., as Note A-2-2 Holder, and Deutsche Bank Trust Company Americas, as Trustee, on behalf of the registered Holders of Citigroup Commercial Mortgage Trust 2016-C1, Commercial Mortgage Pass-Through Certificates, Series 2016-C1, as Note A-3 Holder, Note A-6 Holder, Note A-7 Holder and Note A-8 Holder (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on November 29, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein).

31	Rule 13a-14(d)/15d-14(d) Certifications.

33	Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1	Wells Fargo Bank, National Association, as Master Servicer

33.2	Rialto Capital Advisors, LLC, as Special Servicer

33.3	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian

33.4	Park Bridge Lender Services LLC, as Operating Advisor

33.5	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.6	National Tax Search, LLC, as Servicing Function Participant

33.7	Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as Primary Servicer

33.8	Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as Primary Servicer of the 215 West 34th Street & 218 West 35th Street Mortgage Loan (see Exhibit 33.7)

33.9	Rialto Capital Advisors, LLC, as Special Servicer of the 215 West 34th Street & 218 West 35th Street Mortgage Loan (see Exhibit 33.2)

33.10	U.S. Bank National Association, as Trustee and Custodian of the 215 West 34th Street & 218 West 35th Street Mortgage Loan (see Exhibit 33.3)

33.11	Park Bridge Lender Services LLC, as Operating Advisor of the 215 West 34th Street & 218 West 35th Street Mortgage Loan (see Exhibit 33.4)

33.12	Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as Primary Servicer of the Renaissance Cincinnati Mortgage Loan (see Exhibit 33.7)

33.13	Rialto Capital Advisors, LLC, as Special Servicer of the Renaissance Cincinnati Mortgage Loan (see Exhibit 33.2)

33.14	U.S. Bank National Association, as Trustee and Custodian of the Renaissance Cincinnati Mortgage Loan (See Exhibit 33.3)

33.15	Park Bridge Lender Services LLC, as Operating Advisor of the Renaissance Cincinnati Mortgage Loan (See Exhibit 33.4)

33.16	Wells Fargo Bank, National Association, as Primary Servicer of the AvidXchange Mortgage Loan (See Exhibit 33.1)

33.17	Rialto Capital Advisors, LLC, as Special Servicer of the AvidXchange Mortgage Loan (See Exhibit 33.2)

33.18	U.S. Bank National Association, as Trustee and Custodian of the AvidXchange Mortgage Loan (See Exhibit 33.3)

33.19	Park Bridge Lender Services LLC, as Operating Advisor of the AvidXchange Mortgage Loan (See Exhibit 33.4)

33.20	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the AvidXchange Mortgage Loan (See Exhibit 33.5)

33.21	National Tax Search, LLC, as Servicing Function Participant of the AvidXchange Mortgage Loan (See Exhibit 33.6)

33.22	Wells Fargo Bank, National Association, as Primary Servicer of the Madbury Commons Mortgage Loan (See Exhibit 33.1)

33.23	Rialto Capital Advisors, LLC, as Special Servicer of the Madbury Commons Mortgage Loan (See Exhibit 33.2)

33.24	U.S. Bank National Association, as Trustee and Custodian of the Madbury Commons Mortgage Loan (See Exhibit 33.3)

33.25	Park Bridge Lender Services LLC, as Operating Advisor of the Madbury Commons Mortgage Loan (See Exhibit 33.4)

33.26	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Madbury Commons Mortgage Loan (See Exhibit 33.5)

33.27	National Tax Search, LLC, as Servicing Function Participant of the Madbury Commons Mortgage Loan (See Exhibit 33.6)

33.28	Wells Fargo Bank, National Association, as Primary Servicer of the 3 Executive Campus Mortgage Loan (See Exhibit 33.1)

33.29	Rialto Capital Advisors, LLC, as Special Servicer of the 3 Executive Campus Mortgage Loan (See Exhibit 33.2)

33.30	U.S. Bank National Association, as Trustee and Custodian of the 3 Executive Campus Mortgage Loan (See Exhibit 33.3)

33.31	Park Bridge Lender Services LLC, as Operating Advisor of the 3 Executive Campus Mortgage Loan (See Exhibit 33.4)

33.32	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 3 Executive Campus Mortgage Loan (See Exhibit 33.5)

33.33	National Tax Search, LLC, as Servicing Function Participant of the 3 Executive Campus Mortgage Loan (See Exhibit 33.6)

33.34	Wells Fargo Bank, National Association, as Primary Servicer of the Home Depot - Elk Grove Village Mortgage Loan (see Exhibit 33.1)

33.35	Rialto Capital Advisors, LLC, as Special Servicer of the Home Depot - Elk Grove Village Mortgage Loan (See Exhibit 33.2)

33.36	U.S. Bank National Association, as Trustee and Custodian of the Home Depot - Elk Grove Village Mortgage Loan (See Exhibit 33.3)

33.37	Park Bridge Lender Services LLC, as Operating Advisor of the Home Depot - Elk Grove Village Mortgage Loan (See Exhibit 33.4)

33.38	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Home Depot - Elk Grove Village Mortgage Loan (See Exhibit 33.5)

33.39	National Tax Search, LLC, as Servicing Function Participant of the Home Depot - Elk Grove Village Mortgage Loan (See Exhibit 33.6)

33.40	Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as Primary Servicer of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (see Exhibit 33.7)

33.41	Rialto Capital Advisors, LLC, as Special Servicer of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (see Exhibit 33.2)

33.42	Wells Fargo Bank, National Association, as Trustee of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.43	Wells Fargo Bank, National Association, as Custodian of the NMS Los Angeles Multifamily Portfolio Mortgage Loan

33.44	Park Bridge Lender Services LLC, as Operating Advisor of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (See Exhibit 33.4)

33.45	Wells Fargo Bank, National Association, as Primary Servicer of the One Commerce Plaza Mortgage Loan (see Exhibit 33.1)

33.46	CWCapital Asset Management LLC, as Special Servicer of the One Commerce Plaza Mortgage Loan

33.47	Wilmington Trust, National Association, as Trustee of the One Commerce Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.48	Wells Fargo Bank, National Association, as Custodian of the One Commerce Plaza Mortgage Loan (See Exhibit 33.43)

33.49	Park Bridge Lender Services LLC, as Operating Advisor of the One Commerce Plaza Mortgage Loan (See Exhibit 33.4)

33.50	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the One Commerce Plaza Mortgage Loan (See Exhibit 33.5)

33.51	National Tax Search, LLC, as Servicing Function Participant of the One Commerce Plaza Mortgage Loan (See Exhibit 33.6)

33.52	Wells Fargo Bank, National Association, as Primary Servicer of the Hyatt Regency St. Louis at The Arch Mortgage Loan (See Exhibit 33.1)

33.53	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Hyatt Regency St. Louis at The Arch Mortgage Loan prior to May 14, 2019 (Omitted. See Explanatory Notes.)

33.54	CWCapital Asset Management LLC, as Special Servicer of the Hyatt Regency St. Louis at The Arch Mortgage Loan on and after May 14, 2019 (see Exhibit 33.46)

33.55	Wilmington Trust, National Association, as Trustee of the Hyatt Regency St. Louis at The Arch Mortgage Loan (Omitted. See Explanatory Notes.)

33.56	Wells Fargo Bank, National Association, as Custodian of the Hyatt Regency St. Louis at The Arch Mortgage Loan (See Exhibit 33.43)

33.57	Park Bridge Lender Services LLC, as Operating Advisor of the Hyatt Regency St. Louis at The Arch Mortgage Loan (See Exhibit 33.4)

33.58	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hyatt Regency St. Louis at The Arch Mortgage Loan (See Exhibit 33.5)

33.59	National Tax Search, LLC, as Servicing Function Participant of the Hyatt Regency St. Louis at The Arch Mortgage Loan (See Exhibit 33.6)

33.60	Wells Fargo Bank, National Association, as Primary Servicer of the AG Life Time Fitness Portfolio Mortgage Loan (See Exhibit 33.1)

33.61	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the AG Life Time Fitness Portfolio Mortgage Loan prior to May 14, 2019 (Omitted. See Explanatory Notes.)

33.62	CWCapital Asset Management LLC, as Special Servicer of the AG Life Time Fitness Portfolio Mortgage Loan on and after May 14, 2019 (see Exhibit 33.46)

33.63	Wilmington Trust, National Association, as Trustee of the AG Life Time Fitness Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.64	Wells Fargo Bank, National Association, as Custodian of the AG Life Time Fitness Portfolio Mortgage Loan (See Exhibit 33.43)

33.65	Park Bridge Lender Services LLC, as Operating Advisor of the AG Life Time Fitness Portfolio Mortgage Loan (See Exhibit 33.4)

33.66	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the AG Life Time Fitness Portfolio Mortgage Loan (See Exhibit 33.5)

33.67	National Tax Search, LLC, as Servicing Function Participant of the AG Life Time Fitness Portfolio Mortgage Loan (See Exhibit 33.6)

33.68	Wells Fargo Bank, National Association, as Primary Servicer of the GFH Brennan Industrial Portfolio Mortgage Loan (See Exhibit 33.1)

33.69	C-III Asset Management LLC, as Special Servicer of the GFH Brennan Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.70	Wilmington Trust, National Association, as Trustee of the GFH Brennan Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.71	Citibank, N.A., as Custodian of the GFH Brennan Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.72	Park Bridge Lender Services LLC, as Operating Advisor of the GFH Brennan Industrial Portfolio Mortgage Loan (See Exhibit 33.4)

33.73	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the GFH Brennan Industrial Portfolio Mortgage Loan (See Exhibit 33.5)

33.74	National Tax Search, LLC, as Servicing Function Participant of the GFH Brennan Industrial Portfolio Mortgage Loan (See Exhibit 33.6)

33.75	Wells Fargo Bank, National Association, as Primary Servicer of the OZRE Leased Fee Portfolio Mortgage Loan (See Exhibit 33.1)

33.76	Rialto Capital Advisors, LLC, as Special Servicer of the OZRE Leased Fee Portfolio Mortgage Loan (See Exhibit 33.2)

33.77	Wilmington Trust, National Association, as Trustee of the OZRE Leased Fee Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.78	Wells Fargo Bank, National Association, as Custodian of the OZRE Leased Fee Portfolio Mortgage Loan (See Exhibit 33.43)

33.79	Park Bridge Lender Services LLC, as Operating Advisor of the OZRE Leased Fee Portfolio Mortgage Loan (See Exhibit 33.4)

33.80	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the OZRE Leased Fee Portfolio Mortgage Loan (See Exhibit 33.5)

33.81	National Tax Search, LLC, as Servicing Function Participant of the OZRE Leased Fee Portfolio Mortgage Loan (See Exhibit 33.6)

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1	Wells Fargo Bank, National Association, as Master Servicer

34.2	Rialto Capital Advisors, LLC, as Special Servicer

34.3	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian

34.4	Park Bridge Lender Services LLC, as Operating Advisor

34.5	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.6	National Tax Search, LLC, as Servicing Function Participant

34.7	Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as Primary Servicer

34.8	Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as Primary Servicer of the 215 West 34th Street & 218 West 35th Street Mortgage Loan (see Exhibit 34.7)

34.9	Rialto Capital Advisors, LLC, as Special Servicer of the 215 West 34th Street & 218 West 35th Street Mortgage Loan (see Exhibit 34.2)

34.10	U.S. Bank National Association, as Trustee and Custodian of the 215 West 34th Street & 218 West 35th Street Mortgage Loan (see Exhibit 34.3)

34.11	Park Bridge Lender Services LLC, as Operating Advisor of the 215 West 34th Street & 218 West 35th Street Mortgage Loan (see Exhibit 34.4)

34.12	Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as Primary Servicer of the Renaissance Cincinnati Mortgage Loan (see Exhibit 34.7)

34.13	Rialto Capital Advisors, LLC, as Special Servicer of the Renaissance Cincinnati Mortgage Loan (see Exhibit 34.2)

34.14	U.S. Bank National Association, as Trustee and Custodian of the Renaissance Cincinnati Mortgage Loan (See Exhibit 34.3)

34.15	Park Bridge Lender Services LLC, as Operating Advisor of the Renaissance Cincinnati Mortgage Loan (See Exhibit 34.4)

34.16	Wells Fargo Bank, National Association, as Primary Servicer of the AvidXchange Mortgage Loan (See Exhibit 34.1)

34.17	Rialto Capital Advisors, LLC, as Special Servicer of the AvidXchange Mortgage Loan (See Exhibit 34.2)

34.18	U.S. Bank National Association, as Trustee and Custodian of the AvidXchange Mortgage Loan (See Exhibit 34.3)

34.19	Park Bridge Lender Services LLC, as Operating Advisor of the AvidXchange Mortgage Loan (See Exhibit 34.4)

34.20	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the AvidXchange Mortgage Loan (See Exhibit 34.5)

34.21	National Tax Search, LLC, as Servicing Function Participant of the AvidXchange Mortgage Loan (See Exhibit 34.6)

34.22	Wells Fargo Bank, National Association, as Primary Servicer of the Madbury Commons Mortgage Loan (See Exhibit 34.1)

34.23	Rialto Capital Advisors, LLC, as Special Servicer of the Madbury Commons Mortgage Loan (See Exhibit 34.2)

34.24	U.S. Bank National Association, as Trustee and Custodian of the Madbury Commons Mortgage Loan (See Exhibit 34.3)

34.25	Park Bridge Lender Services LLC, as Operating Advisor of the Madbury Commons Mortgage Loan (See Exhibit 34.4)

34.26	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Madbury Commons Mortgage Loan (See Exhibit 34.5)

34.27	National Tax Search, LLC, as Servicing Function Participant of the Madbury Commons Mortgage Loan (See Exhibit 34.6)

34.28	Wells Fargo Bank, National Association, as Primary Servicer of the 3 Executive Campus Mortgage Loan (See Exhibit 34.1)

34.29	Rialto Capital Advisors, LLC, as Special Servicer of the 3 Executive Campus Mortgage Loan (See Exhibit 34.2)

34.30	U.S. Bank National Association, as Trustee and Custodian of the 3 Executive Campus Mortgage Loan (See Exhibit 34.3)

34.31	Park Bridge Lender Services LLC, as Operating Advisor of the 3 Executive Campus Mortgage Loan (See Exhibit 34.4)

34.32	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 3 Executive Campus Mortgage Loan (See Exhibit 34.5)

34.33	National Tax Search, LLC, as Servicing Function Participant of the 3 Executive Campus Mortgage Loan (See Exhibit 34.6)

34.34	Wells Fargo Bank, National Association, as Primary Servicer of the Home Depot - Elk Grove Village Mortgage Loan (see Exhibit 34.1)

34.35	Rialto Capital Advisors, LLC, as Special Servicer of the Home Depot - Elk Grove Village Mortgage Loan (See Exhibit 34.2)

34.36	U.S. Bank National Association, as Trustee and Custodian of the Home Depot - Elk Grove Village Mortgage Loan (See Exhibit 34.3)

34.37	Park Bridge Lender Services LLC, as Operating Advisor of the Home Depot - Elk Grove Village Mortgage Loan (See Exhibit 34.4)

34.38	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Home Depot - Elk Grove Village Mortgage Loan (See Exhibit 34.5)

34.39	National Tax Search, LLC, as Servicing Function Participant of the Home Depot - Elk Grove Village Mortgage Loan (See Exhibit 34.6)

34.40	Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as Primary Servicer of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (see Exhibit 34.7)

34.41	Rialto Capital Advisors, LLC, as Special Servicer of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (see Exhibit 34.2)

34.42	Wells Fargo Bank, National Association, as Trustee of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.43	Wells Fargo Bank, National Association, as Custodian of the NMS Los Angeles Multifamily Portfolio Mortgage Loan

34.44	Park Bridge Lender Services LLC, as Operating Advisor of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (See Exhibit 34.4)

34.45	Wells Fargo Bank, National Association, as Primary Servicer of the One Commerce Plaza Mortgage Loan (see Exhibit 34.1)

34.46	CWCapital Asset Management LLC, as Special Servicer of the One Commerce Plaza Mortgage Loan

34.47	Wilmington Trust, National Association, as Trustee of the One Commerce Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.48	Wells Fargo Bank, National Association, as Custodian of the One Commerce Plaza Mortgage Loan (See Exhibit 34.43)

34.49	Park Bridge Lender Services LLC, as Operating Advisor of the One Commerce Plaza Mortgage Loan (See Exhibit 34.4)

34.50	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the One Commerce Plaza Mortgage Loan (See Exhibit 34.5)

34.51	National Tax Search, LLC, as Servicing Function Participant of the One Commerce Plaza Mortgage Loan (See Exhibit 34.6)

34.52	Wells Fargo Bank, National Association, as Primary Servicer of the Hyatt Regency St. Louis at The Arch Mortgage Loan (See Exhibit 34.1)

34.53	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Hyatt Regency St. Louis at The Arch Mortgage Loan prior to May 14, 2019 (Omitted. See Explanatory Notes.)

34.54	CWCapital Asset Management LLC, as Special Servicer of the Hyatt Regency St. Louis at The Arch Mortgage Loan on and after May 14, 2019 (see Exhibit 34.46)

34.55	Wilmington Trust, National Association, as Trustee of the Hyatt Regency St. Louis at The Arch Mortgage Loan (Omitted. See Explanatory Notes.)

34.56	Wells Fargo Bank, National Association, as Custodian of the Hyatt Regency St. Louis at The Arch Mortgage Loan (See Exhibit 34.43)

34.57	Park Bridge Lender Services LLC, as Operating Advisor of the Hyatt Regency St. Louis at The Arch Mortgage Loan (See Exhibit 34.4)

34.58	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hyatt Regency St. Louis at The Arch Mortgage Loan (See Exhibit 34.5)

34.59	National Tax Search, LLC, as Servicing Function Participant of the Hyatt Regency St. Louis at The Arch Mortgage Loan (See Exhibit 34.6)

34.60	Wells Fargo Bank, National Association, as Primary Servicer of the AG Life Time Fitness Portfolio Mortgage Loan (See Exhibit 34.1)

34.61	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the AG Life Time Fitness Portfolio Mortgage Loan prior to May 14, 2019 (Omitted. See Explanatory Notes.)

34.62	CWCapital Asset Management LLC, as Special Servicer on and after May 14, 2019 (see Exhibit 34.46)

34.63	Wilmington Trust, National Association, as Trustee of the AG Life Time Fitness Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.64	Wells Fargo Bank, National Association, as Custodian of the AG Life Time Fitness Portfolio Mortgage Loan (See Exhibit 34.43)

34.65	Park Bridge Lender Services LLC, as Operating Advisor of the AG Life Time Fitness Portfolio Mortgage Loan (See Exhibit 34.4)

34.66	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the AG Life Time Fitness Portfolio Mortgage Loan (See Exhibit 34.5)

34.67	National Tax Search, LLC, as Servicing Function Participant of the AG Life Time Fitness Portfolio Mortgage Loan (See Exhibit 34.6)

34.68	Wells Fargo Bank, National Association, as Primary Servicer of the GFH Brennan Industrial Portfolio Mortgage Loan (See Exhibit 34.1)

34.69	C-III Asset Management LLC, as Special Servicer of the GFH Brennan Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.70	Wilmington Trust, National Association, as Trustee of the GFH Brennan Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.71	Citibank, N.A., as Custodian of the GFH Brennan Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.72	Park Bridge Lender Services LLC, as Operating Advisor of the GFH Brennan Industrial Portfolio Mortgage Loan (See Exhibit 34.4)

34.73	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the GFH Brennan Industrial Portfolio Mortgage Loan (See Exhibit 34.5)

34.74	National Tax Search, LLC, as Servicing Function Participant of the GFH Brennan Industrial Portfolio Mortgage Loan (See Exhibit 34.6)

34.75	Wells Fargo Bank, National Association, as Primary Servicer of the OZRE Leased Fee Portfolio Mortgage Loan (See Exhibit 34.1)

34.76	Rialto Capital Advisors, LLC, as Special Servicer of the OZRE Leased Fee Portfolio Mortgage Loan (See Exhibit 34.2)

34.77	Wilmington Trust, National Association, as Trustee of the OZRE Leased Fee Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.78	Wells Fargo Bank, National Association, as Custodian of the OZRE Leased Fee Portfolio Mortgage Loan (See Exhibit 34.43)

34.79	Park Bridge Lender Services LLC, as Operating Advisor of the OZRE Leased Fee Portfolio Mortgage Loan (See Exhibit 34.4)

34.80	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the OZRE Leased Fee Portfolio Mortgage Loan (See Exhibit 34.5)

34.81	National Tax Search, LLC, as Servicing Function Participant of the OZRE Leased Fee Portfolio Mortgage Loan (See Exhibit 34.6)

35	Servicer compliance statements.

35.1	Wells Fargo Bank, National Association, as Master Servicer

35.2	Rialto Capital Advisors, LLC, as Special Servicer

35.3	U.S. Bank National Association, as Certificate Administrator

35.4	Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as Primary Servicer

35.5	Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as Primary Servicer of the 215 West 34th Street & 218 West 35th Street Mortgage Loan (see Exhibit 35.4)

35.6	Rialto Capital Advisors, LLC, as Special Servicer of the 215 West 34th Street & 218 West 35th Street Mortgage Loan (see Exhibit 35.2)

35.7	Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as Primary Servicer of the Renaissance Cincinnati Mortgage Loan (see Exhibit 35.4)

35.8	Rialto Capital Advisors, LLC, as Special Servicer of the Renaissance Cincinnati Mortgage Loan (See Exhibit 35.2)

35.9	Wells Fargo Bank, National Association, as Primary Servicer of the AvidXchange Mortgage Loan (See Exhibit 35.1)

35.10	Rialto Capital Advisors, LLC, as Special Servicer of the AvidXchange Mortgage Loan (See Exhibit 35.2)

35.11	Wells Fargo Bank, National Association, as Primary Servicer of the Madbury Commons Mortgage Loan (See Exhibit 35.1)

35.12	Rialto Capital Advisors, LLC, as Special Servicer of the Madbury Commons Mortgage Loan (See Exhibit 35.2)

35.13	Wells Fargo Bank, National Association, as Primary Servicer of the 3 Executive Campus Mortgage Loan (See Exhibit 35.1)

35.14	Rialto Capital Advisors, LLC, as Special Servicer of the 3 Executive Campus Mortgage Loan (See Exhibit 35.2)

35.15	Wells Fargo Bank, National Association, as Primary Servicer of the Home Depot - Elk Grove Village Mortgage Loan (See Exhibit 35.1)

35.16	Rialto Capital Advisors, LLC, as Special Servicer of the Home Depot - Elk Grove Village Mortgage Loan (See Exhibit 35.2)

35.17	Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as Primary Servicer of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (see Exhibit 35.4)

35.18	Rialto Capital Advisors, LLC, as Special Servicer of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (See Exhibit 35.2)

35.19	Wells Fargo Bank, National Association, as Primary Servicer of the One Commerce Plaza Mortgage Loan (See Exhibit 35.1)

35.20	CWCapital Asset Management LLC, as Special Servicer of the One Commerce Plaza Mortgage Loan

35.21	Wells Fargo Bank, National Association, as Primary Servicer of the Hyatt Regency St. Louis at The Arch Mortgage Loan (See Exhibit 35.1)

35.22	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Hyatt Regency St. Louis at The Arch Mortgage Loan prior to May 14, 2019 (Omitted. See Explanatory Notes.)

35.23	CWCapital Asset Management LLC, as Special Servicer of the Hyatt Regency St. Louis at The Arch Mortgage Loan on and after May 14, 2019 (see Exhibit 35.20)

35.24	Wells Fargo Bank, National Association, as Primary Servicer of the AG Life Time Fitness Portfolio Mortgage Loan (See Exhibit 35.1)

35.25	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the AG Life Time Fitness Portfolio Mortgage Loan prior to May 14, 2019 (Omitted. See Explanatory Notes.)

35.26	CWCapital Asset Management LLC, as Special Servicer of the AG Life Time Fitness Portfolio Mortgage Loan on and after May 14, 2019 (see Exhibit 35.20)

35.27	Wells Fargo Bank, National Association, as Primary Servicer of the GFH Brennan Industrial Portfolio Mortgage Loan (see Exhibit 35.1)

35.28	C-III Asset Management LLC, as Special Servicer of the GFH Brennan Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.29	Wells Fargo Bank, National Association, as Primary Servicer of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 35.1)

35.30	Rialto Capital Advisors, LLC, as Special Servicer of the OZRE Leased Fee Portfolio Mortgage Loan (See Exhibit 35.2)

99.1	Mortgage Loan Purchase Agreement, dated as of May 1, 2016, between CCRE Commercial Mortgage Securities, L.P. and Cantor Commercial Real Estate Lending, L.P. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein)

99.2	Mortgage Loan Purchase Agreement, dated as of May 1, 2016, between CCRE Commercial Mortgage Securities, L.P. and Benefit Street Partners CRE Finance LLC (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein)

99.3	Mortgage Loan Purchase Agreement, dated as of May 1, 2016, between CCRE Commercial Mortgage Securities, L.P. and Société Générale (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein)

99.4	Primary Servicing Agreement, dated as of May 1, 2016, between Wells Fargo Bank, National Association and Berkeley Point Capital LLC (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein)

99.5	Primary Servicing Agreement, dated as of October 1, 2015, by and between Midland Loan Services, a Division of PNC Bank, National Association and Berkeley Point Capital LLC (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on May 18, 2016 under Commission File No. 333-207567-02 and incorporated by reference herein)

(b)	The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c)	Not Applicable.

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

Date: March 25, 2020